Form 10-Q
period 2021-09-30
Backblaze, Inc.
filed 2021-12-14
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41026
___________________________________
BACKBLAZE, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	20-8893125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
94401 (Zip Code)
500 Ben Franklin Ct San Mateo, CA 94401
(Address of principal executive offices)
(650) 352-3738
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BLZE	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant became subject to such requirements on November 10, 2021 and has filed all reports so required since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of November 30, 2021, 7.9 million shares of the registrant’s Class A common stock were outstanding, and 22.4 million shares of registrant's Class B common stock were outstanding.

Page
Part I - Financial Information (unaudited)	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	2
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2021 and 2020	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	4
Notes to Condensed Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

Part II - Other Information	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3. Defaults Upon Senior Securities	59
Item 4. Mine Safety Disclosures	59
Item 5. Other Information	59
Item 6. Exhibits	59
Signatures	61

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to sell our platform to new customers;
•our ability to retain and expand use of our platform by our existing customers;
•our ability to effectively manage our growth;
•our ability to successfully obtain timely returns on our investments in initiatives relating to sales and marketing, research and development, and other areas;
•our ability to maintain our competitive advantages;
•our ability to maintain and expand our partner ecosystem;
•our ability to maintain the security of our platform and the security and privacy of customer data;
•our ability to successfully expand in our existing markets and into new markets;
•the size and growth of our estimated total addressable market;
•the attraction and retention of qualified employees and key personnel;
•our ability to successfully defend litigation brought against us;
•the impact of the COVID-19 pandemic and other disruptive events on our business or that of our customers, partners, and supply chain;
•our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting; and
•the increased expenses associated with being a public company.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,684	$6,076
Accounts receivable, net	115	209
Prepaid expenses and other current assets	4,004	2,947
Total current assets	8,803	9,232
Property and equipment, net	40,395	38,746
Capitalized internal-use software, net	7,719	5,682
Other assets	3,480	809
Total assets	$60,397	$54,469
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,403	$1,710
Accrued expenses and other current liabilities	4,089	3,596
Accrued value-added tax (“VAT”) liability	2,275	1,533
Capital lease liability and lease financing obligation, current	11,966	11,320
Deferred revenue, current	21,127	17,587
Debt, current	—	628
Total current liabilities	40,860	36,374
Capital lease liability and lease financing obligation, non-current	17,238	17,886
Deferred revenue, non-current	3,367	1,801
Other long-term liabilities	698	820
Simple agreement for future equity (“SAFE”) notes	10,359	—
Debt, non-current	—	1,644
Total liabilities	$72,522	$58,525
Commitments and contingencies (Note 10)
Convertible Preferred Stock
Convertible preferred stock, $0.001 par value; 9,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 3,359,195 issued and outstanding with aggregate liquidation preference of $2,852 as of September 30, 2021 and December 31, 2020, respectively	2,784	2,784
Stockholders’ Deficit
Common stock, $0.001 par value; 36,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 18,936,698 and 18,614,905 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	11,824	7,794
Accumulated deficit	(26,738)	(14,639)
Total stockholders’ deficit	(14,909)	(6,840)
Total liabilities, convertible preferred stock and stockholders’ deficit	$60,397	$54,469
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$17,320	$13,817	$48,782	$39,196
Cost of revenue	8,519	7,097	24,275	18,775
Gross profit	8,801	6,720	24,507	20,421
Operating expenses:
Research and development	5,338	3,300	14,314	9,132
Sales and marketing	5,025	2,956	13,149	8,379
General and administrative	3,104	1,519	8,261	4,157
Total operating expenses	13,467	7,775	35,724	21,668
Loss from operations	(4,666)	(1,055)	(11,217)	(1,247)
Interest expense	(968)	(793)	(2,686)	(1,946)
Gain on extinguishment of debt	—	—	2,299	—
Unrealized loss on SAFE	(359)	—	(359)	—
Loss before provision for income taxes	(5,993)	(1,848)	(11,963)	(3,193)
Income tax provision	—	(12)	(136)	(12)
Net loss	$(5,993)	$(1,860)	$(12,099)	$(3,205)
Net loss per share, basic and diluted	$(0.32)	$(0.10)	$(0.64)	$(0.17)
Weighted average shares used in computing net loss per share, basic and diluted	18,936,698	18,614,869	18,775,908	18,607,705
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands, except share data)
(unaudited)

			Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	3,359,195	$2,784	18,936,698	$5	$10,219	$(20,745)	$(10,521)
Net loss	—	—	—	—	—	(5,993)	(5,993)
Stock-based compensation	—	—	—	—	1,605	—	1,605
Balance as of September 30, 2021	3,359,195	$2,784	18,936,698	$5	$11,824	$(26,738)	$(14,909)

			Three Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	3,359,195	$2,784	18,614,869	$5	$6,552	$(9,361)	$(2,804)
Net loss	—	—	—	—	—	(1,860)	(1,860)
Stock-based compensation	—	—	—	—	524	—	524
Balance as of September 30, 2020	3,359,195	$2,784	18,614,869	$5	$7,076	$(11,221)	$(4,140)

			Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	3,359,195	$2,784	18,614,905	$5	$7,794	$(14,639)	$(6,840)
Net loss	—	—	—	—	—	(12,099)	(12,099)
Issuance of common stock upon exercise of stock options	—	—	321,793	—	148	—	148
Stock-based compensation	—	—	—	—	3,882	—	3,882
Balance as of September 30, 2021	3,359,195	$2,784	18,936,698	$5	$11,824	$(26,738)	$(14,909)

			Nine Months Ended September 30, 2020
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	3,359,195	$2,784	18,596,772	$5	$5,684	$(8,283)	$(2,594)
Net loss	—	—	—	—	—	(3,205)	(3,205)
Adoption of new accounting standard (Topic 606)	—	—	—	—	—	267	267
Issuance of common stock upon exercise of stock options	—	—	18,097	—	19	—	19
Stock-based compensation	—	—	—	—	1,373	—	1,373
Balance as of September 30, 2020	3,359,195	$2,784	18,614,869	$5	$7,076	$(11,221)	$(4,140)
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,099)	$(3,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of Paycheck Protection Program (“PPP”) loan	(2,299)	—
Unrealized loss on SAFE	359	—
Depreciation and amortization	12,041	9,111
Stock-based compensation	3,611	1,214
Amortization of deferred contract costs	579	489
(Gain) loss on disposal of assets and other	(17)	12
Changes in operating assets and liabilities:
Accounts receivable	94	(11)
Prepaid expenses and other current assets	(1,985)	(1,546)
Other assets	(256)	272
Accounts payable	(258)	(449)
Accrued expenses and other current liabilities	444	1,297
Accrued VAT liability	742	43
Deferred revenue	5,105	1,743
Other long-term liabilities	(97)	596
Net cash provided by operating activities	5,964	9,566
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	17	—
Purchases of property and equipment, net	(6,893)	(1,776)
Capitalized internal-use software costs	(3,013)	(2,163)
Net cash used in investing activities	(9,889)	(3,939)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease and lease financing obligations	(8,715)	(7,701)
Payments of deferred offering costs	(1,807)	—
Proceeds from PPP	—	2,272
Proceeds from SAFE	10,000	—
Proceeds from lease financing	2,907	—
Proceeds from exercises of stock options	148	19
Net cash provided by (used in) financing activities	2,533	(5,410)
Net (decrease) increase in cash and cash equivalents	(1,392)	217
Cash and cash equivalents at beginning of period	6,076	6,978
Cash and cash equivalents at end of period	$4,684	$7,195
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,578	$1,955
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized internal-use software	$271	$159
Equipment acquired through capital lease obligations	$8,895	$20,538
Accruals related to purchases of property and equipment	$250	$4
Extinguishment of PPP loan	$2,299	$—
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Description of Business
Backblaze, Inc. (“Backblaze” or the “Company”) is a storage cloud platform, providing businesses and consumers with solutions to store and use their data. Backblaze provides these cloud services through purpose-built, web-scale software built on commodity hardware. Backblaze was incorporated in the state of Delaware on April 20, 2007 and is headquartered in San Mateo, California.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s final prospectus dated November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2021 (“Final Prospectus”). In management’s opinion, these unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and stockholders' deficit for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Stock Split
During October 1, 2021, the Company effected a 3.6-for-1 stock split of its outstanding common stock and convertible preferred stock. Upon the effectiveness of the stock split, all issued and outstanding shares of common stock and convertible preferred stock and related per share amounts contained in the accompanying financial statements were retroactively revised to reflect this stock split for all periods presented. The par value of the authorized stock was not adjusted as a result of the stock split.
Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.
Segment Information

The Company has a single operating and reportable segment. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on an aggregated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited financial statements and related notes thereto included in the Final Prospectus. There have been no changes to these accounting policies.
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software and their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, expected lease term for capital leases, calculation of the refund liability, estimates related to variable consideration, valuation of the Company’s common stock and stock options and accounting for taxes, including estimates for sales tax and VAT liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
Risks and Uncertainties
COVID-19
The worldwide spread of coronavirus and its variants including delta and omicron (“COVID-19”) have created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact Backblaze’s business will depend on future developments, which are highly uncertain and difficult to predict.
While the full impact of the pandemic to the business remains unknown and Backblaze does not believe that its results of operations and financial condition have been materially adversely impacted as of the date of these financial statements, Backblaze also believes that the pandemic has had some impact on its business. The Company’s potential customers, customers, supply chain or partners may have experienced, or in the future could experience, downturns or uncertainty in their own business operations due to COVID-19, which may have affected or could affect purchasing and operating decisions. For example, although Backblaze believes its ability to retain customers has not been materially impacted by the pandemic, Backblaze also believes that the pandemic may have caused some customers to reduce their use of cloud storage with Backblaze or to delay increasing their use of Backblaze’s cloud storage offerings. In addition, the pandemic may have caused potential customers to delay their purchasing decisions or to store less data with Backblaze. The Company may experience customer losses due to customer bankruptcy or cessation of operations, or other factors. In addition, the Company’s supply chain may be disrupted, or it may be unable to obtain infrastructure and related equipment essential to its business on favorable terms or at all. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or the carrying value of its assets or liabilities.

Concentrations
Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the condensed balance sheets.
Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies which may expose the Company to potential supply and service disruptions that could harm the Company’s business. Two vendors represented in aggregate 31% of total cash disbursements during the year ended December 31, 2020, while three vendors represented 20% of the accounts payable balance as of December 31, 2020. Two vendors represented an aggregate 25% of total cash disbursements during the nine months ended September 30, 2021, while three vendors represented an aggregate 45% of the accounts payable balance as of September 30, 2021.

Revenue. The Company derives substantially all of its revenue from the services operating on its Backblaze Storage Cloud platform: its Backblaze B2 Cloud Storage (“Backblaze B2”) and Backblaze Computer Backup (“Computer Backup”) offerings. The potential for severe impact to the Company’s business could result if the Company was unable to operate its platform or serve customers through its platform for an extended period of time.
Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities arising from operating leases on the balance sheet. Subsequently, the FASB also issued a series of amendments to this new lease standard that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new lease standard. The Company will adopt the standard effective January 1, 2022 and expects to adopt using the modified retrospective transition method without restating comparative periods. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning January 1, 2023 and interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning January 1, 2021 and interim periods within its fiscal year beginning January 1, 2022. Early adoption is permitted. The Company plans to adopt this guidance prospectively and does not expect the adoption of this guidance will have a material impact on its financial statements for the fiscal year ended December 31, 2021.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022 and interim periods within its fiscal year beginning January 1, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, and was $0.2 million and $0.5 million during the three and nine months ended September 30, 2020, respectively. The amount of capitalized contract costs was $0.4 million as of September 30, 2021 and December 31, 2020.
Deferred Revenue
Deferred revenue was $24.5 million and $19.4 million as of September 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended September 30, 2021 and 2020 was approximately $7.6 million and $6.8 million, respectively, and approximately $15.6 million and $13.8 million during the nine months ended September 30, 2021 and 2020, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on the condensed balance sheets presented approximate its contract liability balance as of September 30, 2021 and December 31, 2020.

Disaggregation of Revenues
The following table presents the Company’s revenues disaggregated by timing of revenue recognition (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Consumption-based arrangements (B2 Cloud Storage)	$5,977	$3,757	$16,026	$10,018
Subscription-based arrangements (Computer Backup)	11,163	9,894	32,219	28,696
Physical Media	180	166	537	482
Total revenue	$17,320	$13,817	$48,782	$39,196
The Company’s consumption-based arrangements are from its Backblaze B2 offering, and its subscription-based arrangements are from its Computer Backup offering. The Company’s management and CODM reviews revenue on the basis presented above.
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

United States	$12,435	$9,960	$35,083	$28,469
Other	4,885	3,857	13,699	10,727
Total	$17,320	$13,817	$48,782	$39,196
Note 4. Cash Equivalents
The Company’s cash equivalents on its condensed balance sheets included money market funds with an amortized cost and estimated fair value of less than $0.1 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company had no debt or equity investment securities during the nine months ended September 30, 2021 and 2020.
Note 5. Fair Value Measurements
The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and as of December 31, 2020 (in thousands):

	Level 1		Level 2		Level 3
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Cash equivalents:
Money market funds	$44	$2,651	$—	$—	$—	$—
Total	$44	$2,651	$—	$—	$—	$—
Liabilities
SAFE notes	$—	$—	$—	$—	$10,359	$—
Total	$—	$—	$—	$—	$10,359	$—

Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets. Level 3 instruments are characterized by unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair value of the SAFE notes was determined as of September 30, 2021 using unobservable inputs. In valuing the SAFE notes, the Company used a Monte Carlo simulation to forecast a range of probability-weighted settlement paths in combination with income, market, and cost-based valuation approaches. The settlement paths used probabilities ranging from 5% to 65%. The Company used a discount rate of approximately 30% to adjust the probability-weighted settlement paths to their present value. An increase in the discount rate would decrease the fair value of the instrument, and an increase in probabilities of certain settlement paths would increase the fair value of the instrument.
The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of September 30, 2021 including cumulative unrealized gains and losses recognized during the nine months ended September 30, 2021 (in thousands):

Nine Months Ended September 30, 2021
Beginning balance as of December 31, 2020	$—
Sale of SAFE notes	10,000
Total unrealized loss	359
Ending balance as of September 30, 2021	$10,359

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Unbilled accounts receivable	$1,150	$841
Prepaid expenses	633	643
Prepaid subscriptions	547	276
Capitalized commissions	343	315
Receivable from payment processor	468	268
Prepaid flash drives	347	—
Prepaid data migration fees	103	71
Deposits	179	19
Other	234	514
Total prepaid expenses and other current assets	$4,004	$2,947
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Data center equipment	$11,053	$10,538
Leased data center equipment	58,826	51,852
Machinery and equipment	7,055	4,369
Computer equipment	1,496	1,176
Leasehold improvements	900	876
Construction-in-process	167	2,358
Total property and equipment	79,497	71,169
Less: accumulated depreciation	(39,102)	(32,423)
Total property and equipment, net	$40,395	$38,746

Depreciation expense was $3.6 million and $10.8 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $8.2 million for three and nine months ended September 30, 2020, respectively.
Note 8. Capitalized Internal-use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Developed software	$11,476	$8,593
Software purchased for internal-use	870	466
Total capitalized internal-use software	12,346	9,059
Less: accumulated amortization	(4,627)	(3,377)
Total capitalized internal-use software, net	$7,719	$5,682

Amortization expense of capitalized internal-use software was $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and was $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s statements of operations. As of September 30, 2021, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,

Remainder of 2021	$500
2022	1,998
2023	1,833
2024	1,569
2025	1,102
Thereafter	717
Total	$7,719
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$1,125	$1,295
Accrued expenses	1,488	1,284
Accrued sales tax	977	598
Accrued income tax	141	5
Other	358	414
Accrued expenses and other current liabilities	$4,089	$3,596
Note 10. Commitments and Contingencies
Capital Leases
The Company enters into capital lease arrangements to obtain hard drives and related equipment for its data center operations. The term of these agreements primarily range from three to four years and certain of these arrangements have optional renewals. Contingent rental payments are generally not included in the Company’s lease agreements. The leases are generally secured by the underlying leased equipment.

For the Company’s assets acquired through capital lease agreements, depreciation expense was $3.0 million and $8.9 million for the three and nine months ended September 30, 2021, respectively, and was $2.1 million and $6.4 million for the three and nine months ended September 30, 2020, respectively. Depreciation expense on the Company’s capital leases is included in cost of revenue in its statements of operations. There have been no material changes to the Company’s capital lease commitments during the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, the Company entered into two sale-leaseback arrangements with vendors to provide approximately $2.9 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as lease financing obligations as it has the option to repurchase the assets at their fair value at a future date. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. As of September 30, 2021, the future minimum payments related to the lease agreements consisted of the following (in thousands):

Year Ending December 31,

Remainder of 2021	$212
2022	848
2023	848
2024	840
2025	387
Thereafter	—
Total	$3,135
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements.
There have been no material changes to the Company’s operating lease commitments during the nine months ended September 30, 2021.
Rental expense related to the Company’s operating leases was approximately $1.9 million and $5.1 million for the three and nine months ended September 30, 2021, respectively, and was $1.5 million and $3.9 million during the three and nine months ended September 30, 2020, respectively. Rental expense related to the Company’s operating leases is primarily included in cost of revenue in its condensed statements of operations.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to infrastructure agreements used to facilitate the Company’s operations. As of September 30, 2021, the Company had non-cancelable purchase commitments of $0.6 million and $0.3 million payable during the years ending December 31, 2021 and 2022, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company expensed $0.3 million and $0.8 million during the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2020, respectively, related to its 401(k) plan contributions.

Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows. However, the results of legal proceedings are inherently unpredictable and if an unfavorable ruling were to occur in any of the current legal proceedings, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows.
Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s analysis, its total accrual for sales tax payable was $1.0 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively, which includes estimated amounts for penalties and interest.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $2.3 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively, which includes estimated amounts for penalties and interest.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. The Company has agreed in certain circumstances to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. No losses have been recorded in the condensed statements of operations in connection with the indemnification provisions.
Note 11. Debt
Credit Facility
On October 11, 2017, the Company entered into a $15.0 million revolving credit agreement with HomeStreet Bank. Under this agreement, amounts available to be borrowed are based on the lesser of $15.0 million or the Company’s trailing four month’s monthly recurring revenue multiplied by a retention rate as defined in the agreement. Advances on the line of credit bear interest payable monthly at the Wall Street Journal prime rate plus 0.25%. Borrowings are secured by substantially all of the Company’s assets, with limited exceptions. As of December 31, 2020, the Company was in compliance with covenants under the agreement.
During April 2021, the Company amended its revolving credit agreement. Under this amendment, among other things, (i) amounts available to be borrowed are based on the lesser of $10.0 million or the Company’s trailing four months monthly recurring revenue multiplied by a retention rate set forth in the amendment and (ii) advances on the line of credit bear interest payable monthly at the Wall Street Journal prime rate plus 1.00%. The revolving credit agreement, as amended, matures on June 1, 2022. As of September 30, 2021, no amounts were outstanding and the Company was in compliance with covenants under the agreement. During October 2021, in connection with entering into a revolving credit agreement with City National Bank, the Company subsequently terminated its agreement with HomeStreet Bank. See Note 16 Subsequent Events.

Paycheck Protection Program
On April 22, 2020, the Company received approximately $2.3 million in funding through the U.S. Small Business Administration’s Paycheck Protection Program that was part of the CARES Act that was signed into law in March 2020. The interest rate on the loan was 1.00% per year and matured on April 2022. The note was payable in monthly installments of principal and interest, beginning in August 2021. The note was able to be repaid at any time with no payment penalty. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company.
An application to forgive the entire amount was submitted with the lender in July 2020. Any request for forgiveness is subject to review and approval by the lender and the SBA. Further, the SBA has stated that all PPP loans in excess of $2.0 million, and other PPP loans as appropriate, will be subject to review by the SBA for compliance with program requirements. If the SBA determines in the course of its review that a borrower lacked an adequate basis for the required certification concerning the necessity of the loan request or the subsequent use of loan proceeds, the SBA will seek repayment of the PPP loan, including interest and potential penalties.
The Company recognized the entire loan amount as a financial liability, with interest accrued and expensed over the term of the loan.
In June 2021, the Company received notification from the SBA that the Company’s forgiveness application of the PPP loan and accrued interest, totaling $2.3 million, was approved in full, and the Company has no further obligations related to the PPP loan. Accordingly, the Company recorded the forgiveness of the PPP loan as gain on extinguishment of debt on its statement of operations. While the Company believes its loan was properly obtained and forgiven, there can be no assurance regarding the outcome of an SBA review. The Company has not been informed that a review will occur and has not accrued any liability associated with the risk of an adverse SBA review.
Convertible notes and related party transactions
During August 2021, the Company issued investors convertible notes (the “Security”) in the amount of $10.0 million. The Security is classified as a Simple Agreement for Future Equity agreement (“SAFE”). The convertible notes are automatically convertible into shares of the Company’s Class A common stock upon the completion of an initial public offering (or other liquidity event if sooner) at a discounted price to the value of its common stock at the time of such event. The discount shall initially be equal to 10% and shall increase by an additional 10% annually following the effective date, subject to a maximum discount of 50%. The discount shall be adjusted pro-rata on a monthly basis, increasing on the monthly anniversary of the effective date of the agreement. Interest shall accrue at the simple rate of 5% per annum of the outstanding amount commencing upon the effective date of the agreement and continuing until the outstanding principal amount has been paid in full or converted. The accrued interest shall be added to the purchased amount upon conversion into equity. If there is a change of control event, these SAFEs will automatically convert into the securities offered in connection with such change of control event.
The Company determined that the SAFE notes should be classified as a liability based on evaluating the characteristics of the instrument, which contained both debt and equity-like features. As such, the Company has recorded the carrying value of the SAFE notes and the associated accrued interest as a current liability on its balance sheet as of September 30, 2021. As the SAFE notes were deemed to be a liability, the Company conducted a valuation of the SAFE notes liability as of September 30, 2021, which resulted in an unrealized loss of $0.4 million that the Company recorded in its condensed statement of operations.
Furthermore, $2 million of the SAFE notes were purchased by TMT Investments PLC, a beneficial holder of more than 5% of the Company’s capital stock, and were deemed to be a related party transaction.
Note 12. Stockholders’ Deficit
Common Stock. The Company has one class of common stock. The common stock is entitled to one vote per share. Holders of common stock are entitled to receive any dividends as may be declared from time to time by the Board of Directors. Common stock is subordinate to the convertible preferred stock with respect to dividend rights and rights upon certain deemed liquidation events.

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2021	December 31, 2020
Convertible preferred stock	3,359,195	3,359,195
2011 Equity Incentive Plan
Options outstanding	13,818,295	11,409,736
Shares available for future grants	114,987	865,339
Total	17,292,477	15,634,270
Equity Incentive Plan. In 2011, the Company’s Board approved the adoption of the 2011 Stock Plan (the “Plan”). The Plan provides for the grant of stock-based awards to employees, non-employee directors and other service providers of the Company. During May 2019, the Company’s Board approved an increase to the number of authorized shares under the Plan by 1,800,000. Following the increase, the Plan had 9,720,000 shares authorized as of December 31, 2019. During April 2020, the Company’s Board approved an increase to the number of authorized shares under the Plan by 2,700,000. Following the increase, the Plan had 12,420,000 shares authorized as of December 31, 2020. During March 2021, the Company’s Board approved an increase to the number of authorized shares under the Plan by 1,800,000. Following the increase, the Plan had 14,220,000 shares authorized. During August 2021, the Company’s Board approved an increase to the number of authorized shares under the 2011 Stock Plan by 180,000. Following the increase, the 2011 Stock Plan had 14,400,000 shares authorized as of September 30, 2021.
Stock Options. Stock options granted under the Plan generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of stock option activity under the Plan and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Stock Options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2020	865,339	11,409,736	$2.27	6.52	$36,889
Shares authorized	1,980,000
Granted	(2,994,120)	2,994,120	7.16
Exercised	—	(321,793)	0.61
Cancelled	263,768	(263,768)	3.54
Balance as of September 30, 2021	114,987	13,818,295	$3.35	6.69	$169,042
Vested and exercisable as of September 30, 2021		8,110,364	$2.05	4.97	$109,769
The weighted-average grant-date fair value of options granted was $5.39 and $1.84 during the nine months ended September 30, 2021 and 2020, respectively. The intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $4.8 million and less than $0.1 million, respectively. The aggregate grant-date fair value of options vested was $2.5 million and $1.1 million during the nine months ended September 30, 2021 and 2020, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.
In June 2021, the Company issued full-recourse promissory notes to four employees of the Company for an aggregate principal amount of $48 thousand with an interest rate of 0.13% per annum. All of the principal was used to exercise options for 234,526 shares of the Company’s common stock. As of September 30, 2021, the Company has accounted for the notes as a deduction from stockholders’ deficit. Following the Company’s initial public offering (“IPO”), these notes matured in November 2021, in connection with the sale of the underlying shares by these employees.

Note 13. Stock-Based Compensation
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the three months ended September 30, 2021, and during the nine months ended September 30, 2021 and 2020. No options grants were made during the three months ended September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.0	—	6.0	6.0
Expected volatility	48.8%	—%	49.1%	48.5%
Risk-free interest rate	0.93%	—%	1.05%	0.41%
Expected term. For stock options considered to be “plain vanilla” options, the Company estimates the expected term based on the simplified method, which is essentially the weighted average of the vesting period and contractual term, as the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.
Expected volatility. The Company performed an analysis using the average volatility of a peer group of representative public companies with sufficient trading history over the expected term to develop an expected volatility assumption.
Risk-free interest rate. Based upon quoted market yields for the United States Treasury debt securities for a term consistent with the expected life of the awards in effect at the time of grant.
Expected dividend yield. Because the Company has never paid and has no intention to pay cash dividends on common stock, the expected dividend yield is zero.
Fair value of underlying common stock. As of September 30, 2021, the Company’s common stock is not yet publicly traded, therefore, the Company must estimate the fair value of common stock. The Board considers numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.
Stock-based compensation expense included in the condensed statements of operations was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$139	$34	$333	$57
Research and development	466	195	1,377	536
Sales and marketing	489	137	1,057	386
General and administrative	354	105	844	235
Total stock-based compensation expense	$1,448	$471	$3,611	$1,214
During the nine months ended September 30, 2021 and 2020, the Company capitalized $0.3 million and $0.2 million, respectively, of stock-based compensation for the development of internal-use software. As of September 30, 2021, total compensation cost related to stock options not yet vested was approximately $20.0 million, which will be recognized over a weighted-average period of approximately 3.0 years.

Note 14. Net Loss per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of these participating securities do not have a contractual obligation to share in the losses of the Company.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s convertible preferred stock and stock options are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(5,993)	$(1,860)	$(12,099)	$(3,205)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	18,936,698	18,614,869	18,775,908	18,607,705
Net loss per share attributable to common stockholders – basic and diluted	$(0.32)	$(0.10)	$(0.64)	$(0.17)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	September 30,
	2021	2020
Convertible preferred stock	3,359,195	3,359,195
Stock options	13,818,295	9,931,942
Total	17,177,490	13,291,137
Note 15. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for the three and nine months ended September 30, 2021 and 2020 was zero as the Company has incurred continuous operating losses. The Company recorded a $0.1 million provision for income taxes during the nine months ended September 30, 2021, which includes an immaterial out of period correction of $0.2 million relating to the limitation of the net operating loss (“NOLs”) as of December 31, 2020. The charge represents the limitation on post-2017 federal NOLs which are limited to 80% beginning in years after December 31, 2020.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets
Note 16. Subsequent Events
Since September 30, 2021, the Company has entered into various capital lease agreements for acquiring infrastructure equipment to operate its core business. The Company’s future minimum commitment under these agreements total approximately $4.9 million and extend through 2024.
During October 2021, the Company entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit bear interest payable monthly at the average Secured Overnight Financing Rate (“SOFR”) rate plus 2.75%. The revolving credit agreement matures in September 2024. In connection with this agreement, the Company fully repaid and subsequently terminated its 2017 revolving credit agreement with HomeStreet Bank.
On November 15, 2021, the Company had its first closing for its IPO, in which the Company issued and sold 6,250,000 shares of its Class A common stock at a public offering price of $16.00 per share. On November 17, 2021, the Company had its second closing for its initial public offering, in which the Company issued and sold 937,500 shares at the same per-share price pursuant to the exercise by the underwriters of their option to purchase such shares from the Company for the purpose of covering over-allotments. Together, these two closings resulted in net proceeds of approximately $103 million after deducting the underwriting discounts and commissions and offering expenses. In connection with the IPO and with the filing of the Company’s Amended and Restated Certificate of Incorporation in Delaware and the adoption of its Amended and Restated Bylaws, the following occurred: (i) the reclassification of all outstanding shares of the Company’s common stock into an equivalent number of shares of its Class B common stock, (ii) all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock and (iii) all outstanding shares of the Company’s common stock converted into an equivalent number of shares of its Class B common stock and (iv) the SAFE notes automatically converted into approximately 725,000 shares of Class A common stock. Further, this new dual class structure of the Company’s common stock has the effect of concentrating voting control with those stockholders who held capital stock prior to the completion of this IPO, as Class B common stock has 10 votes per share, and Class A common stock has one vote per share.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting and consulting fees relating to the IPO, were capitalized. Upon the consummation of the IPO, the deferred offering costs were reclassified into stockholders’ equity as an offset against IPO proceeds. As of September 30, 2021, deferred offering costs capitalized were approximately $2.4 million, and are included in other assets on the Company’s condensed balance sheets.
During December 2021, the Company issued approximately 1,450,000 stock options with service-based vesting conditions to certain employees. The service-based vesting condition for these awards is satisfied over four years with a cliff vesting period of one year and continued vesting thereafter. The Company expects to recognize approximately $14 million in stock-based compensation on a straight-line basis over the vesting period of these awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2020 included in the Final Prospectus for our initial public offering (IPO) dated as of November 10, 2021 and filed with the Securities and Exchange Commission (SEC), pursuant to Rule 424(b)(4) on November 12, 2021 (Prospectus). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to "Backblaze," the “Company”, "we," "our," "us," or similar terms refer to Backblaze, Inc.
Overview
We are a leading storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. Our customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our approximately 2 exabytes, or 2 trillion megabytes, of data storage under management.
Through our purpose-built software, our Backblaze Storage Cloud provides a platform that is durable, scalable, performant, and secure. This platform is the foundation for our Backblaze B2 Cloud Storage Infrastructure-as-a-Service (IaaS) consumption-based offering and our Backblaze Computer Backup Software-as-a-Service (SaaS) subscription-based offering. Backblaze B2 enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed on a pay-as-you-go basis. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood flat-rate pricing to continuously back up a virtually unlimited amount of data.
We have maintained our per-gigabyte B2 Cloud Storage pricing for five years, and we announced price increases to our unlimited subscription Computer Backup pricing in February 2019 and July 2021 with no material impact on customer retention.
Substantially all of our revenue is recurring in nature. We employ a land-and-expand model that drives additional revenue from existing customers. As customers generate, store, and back up more data, their use of our platform increases, creating natural opportunities for revenue expansion. We are able to further expand our relationships with our customers when they adopt new features and use cases that lead to increased usage of our platform.

Initial Public Offering
On November 15, 2021, our IPO had its first closing, in which we issued and sold 6,250,000 shares of our Class A common stock at a public offering price of $16.00 per share. On November 17, 2021, our IPO had its second closing, in which we issued and sold 937,500 additional shares at the same per-share price pursuant to the exercise by the underwriters of their option to purchase such shares from us for the purpose of covering over-allotments. Together, these two closings resulted in net proceeds of approximately $103 million after deducting the underwriting discounts and commissions and offering expenses. In connection with the IPO and with the filing of our Amended and Restated Certificate of Incorporation in Delaware and the adoption of our Amended and Restated Bylaws, the following occurred, (i) the reclassification of all outstanding shares of our common stock into an equivalent number of shares of our Class B common stock, (ii) all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock and (iii) all outstanding shares of our common stock into an equivalent number of shares of our Class B common stock and (iv) the SAFE notes automatically converted into approximately 725,000 shares of Class A common stock.

Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Self Service Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe there is a significant opportunity to further grow our customer base by continuing to make investments in sales and marketing. We will continue investing in our customer acquisition and inbound demand generation activities, which is driven predominantly by our blog content, our case studies, social sharing, earned media, and our self-serve sign up model. We intend to leverage this model as an efficient approach to attract new customers, turning them into brand advocates, partners, and more referrals. Furthermore, we plan to continue to build and scale our paid lead generation and outbound sales motion to increasingly grow in the mid-market.
We also plan to continue to build our ecosystem of partners. We believe that delivering our Storage Cloud solutions through our alliance, developer, and MSP partnerships is an area of opportunity for us. By adding more partners and deepening our relationships with them, we expand our use cases and drive new customer acquisition.
Scale Sales-Assisted Efforts
We believe an increasingly important complement to our self-serve customer acquisition model is our targeted inside Sales team that is focused on a low-touch “sales-assisted” model that supports our larger customers if the need arises. This team focuses on inbound inquiries, outbound prospecting targeting specific use cases, and volume expansion of our self-serve customers.
Expansion Within Existing Customers
Our future success will depend, in part, on our ability to increase usage and adoption of our solutions with existing customers. We intend to increase revenue from existing customer relationships through the development of additional features and use cases, expanding our Customer Success initiatives, and natural customer data growth. We have developed add-on services, such as Extended Version History and multi-region selection, which customers pay for on top of existing offerings. Examples of expanding use cases include utilizing Backblaze for additional purposes such as media storage, hybrid cloud support, analytics repositories, and others. We also plan to grow our Customer Success initiatives to ensure customers avail themselves of the full benefits of our platform, thus resulting in increased adoption. As these customers continue to generate, store, and back up data, their use of our platform increases, creating natural opportunities for revenue expansion.
Continued Platform Investment and New Product Launches
We are committed to delivering market-leading products that continue to make cloud storage and backup easy. We believe we must maintain our product quality and strength of our brand in order to retain the current customer base as well as drive further revenue growth in our business. We intend to continue investing in our research and development activities to build upon our strong position in the technology community. We have a history of introducing successful new features and capabilities for our products, and we intend to continue investing heavily to grow our business to take advantage of our expansive market opportunity. We also expect to launch new products that are adjacent to our current offerings, which will provide us with the ability to further cross-sell and upsell.
Investments for Continued Scaling
We are focused on our long-term revenue potential and building out our infrastructure to sustain that growth. On a routine basis, we will focus resources on optimizing the efficiency of our data storage. In some scenarios, we will choose to pass on potential cost savings to the customer, but in other scenarios we will choose to reinvest cost savings back into infrastructure and design.

International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our revenue originating outside of the United States for the year ended December 31, 2020. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international geographies. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of September 30,
	2021			2020
	B2 Cloud Storage	Computer Backup	Total Company	B2 Cloud Storage	Computer Backup	Total Company
Net revenue retention rate	129%	103%	110%	139%	109%	116%
Gross customer retention rate	92%	91%	91%	92%	90%	90%
Annual recurring revenue (in millions)	$24.6	$46.2	$70.8	$15.6	$39.7	$55.3
Net Revenue Retention Rate
We believe the growth in use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. We believe that we can drive this metric by continuing to focus on our customers and by adding additional products and functionality to our platform.
Our overall net revenue retention rate is a trailing four-quarter average of the recurring revenue from a cohort of customers in a quarter as compared to the same quarter in the prior year. We calculate our overall net revenue retention rate for a quarter by dividing (i) recurring revenue in the current quarter from any accounts that were active at the end of the same quarter of the prior year by (ii) recurring revenue in the current corresponding quarter from those same accounts. Our overall net revenue retention rate includes any expansion of revenue from existing customers and is net of revenue contraction and customer attrition, and excludes revenue from new customers in the current period. Our net revenue retention rate for Computer Backup and B2 Cloud Storage is calculated in the same manner as our overall net revenue retention rate based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively.
Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We believe our high gross customer retention rates demonstrate that we serve a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next. To calculate our gross customer retention rate, we take the trailing four-quarter average of the percentage of cohort of customers who were active at the end of the quarter in the prior year that are still active at the end of the current quarter. We calculate our gross customer retention rate for a quarter by dividing (i) the number of accounts that generated revenue in the last month of the current quarter that also generated recurring revenue during the last month of the corresponding quarter in the prior year, by (ii) the number of accounts that generated recurring revenue during the last month of the corresponding quarter in the prior year.

Annual Recurring Revenue
We define annual recurring revenue (ARR) as the annualized value of all Backblaze B2 and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all Backblaze B2 and Computer Backup arrangements, which represent greater than 98% of our revenue for the periods presented, (and excludes Physical Media revenue) for the last month of a period and multiplying it by 12. Our annual recurring revenue for Computer Backup and B2 Cloud Storage is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Notes to our financial statements included in the Final Prospectus for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
ARR does not have a standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or to replace that item. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 129% as of September 30, 2021. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above. See Notes to the financial statements in the Final Prospectus for details on our revenue recognition policy.
Impact of COVID-19
The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations. For further discussion on the impact to our business please see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In addition to the impact on customers, the pandemic has had some impact to our supply chain. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through capital lease agreements in order to minimize the impact of potential supply chain disruptions due to the pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. Accordingly, our supply chain in the future may be disrupted, or we may be unable to obtain infrastructure and related equipment essential to our business on favorable terms or at all. However, based on the impact from the pandemic to date, we believe we have sufficient reserves to minimize any material impact to our business operations should such a disruption occur.

Key Components of Results of Operations
Revenue
We generate revenue primarily from our Backblaze B2 Cloud Storage and Backblaze Computer Backup cloud services offered on our platform. Our platform is offered to our customers through either a consumption or a subscription-based arrangement through Backblaze B2 and Backblaze Computer Backup, respectively. Our subscription arrangements range in duration from one month to 24 months, for which we bill our customers up front for the entire period. Our consumption-based arrangements do not have a contractual term and are billed monthly in arrears.
For our subscription arrangements, we provide our cloud services evenly over the contractual period, for which revenue is recognized on a straight-line basis over the contract term beginning on the date that the service is made available to the customer. Consumption-based revenue is variable and is related to fees charged for our customers’ use of our platform and is recognized as revenue in the period in which the consumption occurs.
In support of our platform, we also derive revenue from products offered to our customers for the ability to securely restore data using a USB drive (USB Restore) and for migrating large data sets to our platform using our proprietary Fireball device. Revenue from USB Restore is recognized as our products are delivered to our customers. Revenue recognized from customer rentals of our Fireball device is time-based.
Cost of Revenue and Gross Margin
Cost of revenue consists of expenses for providing our platform and cloud services to our customers. These expenses include operating in co-location facilities, network and bandwidth costs, and depreciation of our equipment and capital lease equipment in co-location facilities. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
We intend to continue to invest additional resources in our infrastructure and related personnel, and our customer support organization, to support the growth of our business. Some of these investments, including costs of infrastructure equipment (including related depreciation) and expansion, are incurred in advance of generating revenue, and either the failure to generate anticipated revenue or fluctuations in the timing of revenue could affect our gross margin from period to period.
Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We also incur other non-personnel costs related to our general overhead expenses. We expect that our operating expenses will increase in absolute dollars as we grow our business.
Research and Development
Research and development expenses consist primarily of personnel costs, consultant fees, costs related to technical operations, subscription services for use by our research and development organization and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to focus our research and development efforts on adding new features to our platform, improving our cloud service offerings, and increasing the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of these activities.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, and an allocation of our general overhead expenses.
We plan to continue investing in sales and marketing by increasing our sales and marketing headcount, supplementing our self-serve model with a direct sales approach, expanding our partner ecosystem, driving our go-to-market strategies, building our lead generation and brand awareness, and sponsoring additional marketing events. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. Sales and marketing expenses may fluctuate as a percentage of revenue from period to period because of the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, IT, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales, and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. We expect our general and administrative expenses to increase in absolute dollars as our business grows. Following the completion of the IPO, we expect to incur additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses.
Interest Expense
Interest expense consists primarily of interest related to our capital lease agreements.
Income Tax Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our statements of operations data for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, unaudited)
Revenue	$17,320	$13,817	$48,782	$39,196
Cost of revenue(1)	8,519	7,097	24,275	18,775
Gross profit	8,801	6,720	24,507	20,421
Operating expenses:
Research and development(1)	5,338	3,300	14,314	9,132
Sales and marketing(1)	5,025	2,956	13,149	8,379
General and administrative(1)	3,104	1,519	8,261	4,157
Total operating expenses	13,467	7,775	35,724	21,668
Loss from operations	(4,666)	(1,055)	(11,217)	(1,247)
Interest expense	(968)	(793)	(2,686)	(1,946)
Gain on extinguishment of debt	—	—	2,299	—
Unrealized loss on SAFE	(359)	—	(359)	—
Loss before provision for income taxes	(5,993)	(1,848)	(11,963)	(3,193)
Income tax provision	—	(12)	(136)	(12)
Net loss	$(5,993)	$(1,860)	$(12,099)	$(3,205)
________________
(1) Includes stock-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$139	$34	$333	$57
Research and development	466	195	1,377	536
Sales and marketing	489	137	1,057	386
General and administrative	354	105	844	235
Total stock-based compensation expense	$1,448	$471	$3,611	$1,214

The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	100%	100%	100%	100%
Cost of revenue	49	51	50	48
Gross profit	51	49	50	52
Operating expenses:
Research and development	31	24	29	23
Sales and marketing	29	21	27	21
General and administrative	18	11	17	11
Total operating expenses	78	56	73	55
Loss from operations	(27)	(8)	(23)	(3)
Interest expense	(6)	(6)	(6)	(5)
Gain on extinguishment of debt	—	—	5	—
Unrealized loss on SAFE	(2)	—	(1)	—
Loss before provision for income taxes	(35)	(13)	(25)	(8)
Income tax provision	—	—	—	—
Net loss	(35)%	(13)%	(25)%	(8)%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	%Change	2021	2020	Change	%Change
	(in thousands)				(in thousands)
B2 Cloud Storage revenue	$5,977	$3,757	$2,220	59%	$16,026	$10,018	$6,008	60%
Computer Backup revenue	$11,163	$9,894	$1,269	13%	$32,219	$28,696	$3,523	12%
Physical Media revenue	$180	$166	$14	8%	$537	$482	$55	11%
Revenue	$17,320	$13,817	$3,503	25%	$48,782	$39,196	$9,586	24%

Total revenue increased by $3.5 million, or 25%, for the three months ended September 30, 2021 compared to the same period in 2020. Consumption-based revenue (B2 Cloud Storage) increased by $2.2 million, which primarily increased due to new customers. The remaining increase of $1.3 million was due to subscription-based revenue (Computer Backup), which increased primarily due to the addition of new customers and a price increase for Computer Backup that went into effect during the three months ended September 30, 2021.

Total revenue increased by $9.6 million, or 24%, for the nine months ended September 30, 2021 compared to the same period in 2020. Consumption-based revenue (B2 Cloud Storage) increased by $6.0 million, which primarily increased due to new customers. The remaining increase of $3.5 million was due to subscription-based revenue (Computer Backup), which increased primarily due to the addition of new customers and a price increase. Additionally, COVID-19 was ongoing during the full nine months ended September 30, 2021, and may have impacted our customers and potential customers, while only part of the same period in 2020 was impacted by the pandemic.

Cost of Revenue and Gross Margin

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	%Change	2021	2020	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$8,519	$7,097	$1,422	20%	$24,275	$18,775	$5,500	29%
Gross margin	51%	49%			50%	52%
Total cost of revenue increased by $1.4 million, or 20%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $0.7 million for depreciation of our infrastructure equipment, which mainly resulted from purchasing additional hard drives and related infrastructure in order to minimize the impact of potential supply chain disruptions caused by COVID-19, and an increase of $0.5 million related to managing and operating our co-location facilities.
Gross margin increased to 51% for the three months ended September 30, 2021 compared to 49% for the same period in 2020. The increase in gross margin was primarily due to cost of revenue increasing at a slower rate as compared to our revenue growth, as described above.
Total cost of revenue increased by $5.5 million, or 29%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $2.8 million for depreciation of our infrastructure equipment, which mainly resulted from purchasing additional hard drives and related infrastructure in order to minimize the impact of potential supply chain disruptions caused by COVID-19, and an increase of $2.2 million related to managing and operating our co-location facilities.
Gross margin decreased to 50% for the nine months ended September 30, 2021 compared to 52% for the same period in 2020. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our revenue due primarily to investment in our infrastructure, as described above.
Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	%Change	2021	2020	Change	%Change
	(in thousands)				(in thousands)
Research and development	$5,338	$3,300	$2,038	62%	$14,314	$9,132	$5,182	57%
Sales and marketing	5,025	2,956	2,069	70%	13,149	8,379	4,770	57%
General and administrative	3,104	1,519	1,585	104%	8,261	4,157	4,104	99%
Research and Development
Research and development expense increased by $2.0 million, or 62%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $1.4 million in personnel-related expenses as a result of increased headcount and an increase of $0.3 million related to stock-based compensation expense.
Research and development expense increased by $5.2 million, or 57%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $3.5 million in personnel-related expenses as a result of increased headcount, an increase of $0.3 million related to consultants, and an increase of $0.8 million related to stock-based compensation expense.

Sales and Marketing
Sales and marketing expense increased by $2.1 million, or 70%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase in sales and marketing expense was primarily attributable to an increase of $1.2 million in personnel-related expenses as a result of increased headcount, an increase of $0.4 million related to stock-based compensation and an increase of $0.3 million due to increased advertising expenses.
Sales and marketing expense increased by $4.8 million, or 57%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in sales and marketing expense was primarily attributable to an increase of $2.8 million in personnel-related expenses as a result of increased headcount, an increase of $0.7 million related to stock-based compensation and an increase of $0.9 million due to increased advertising expenses.
General and Administrative
General and administrative expense increased by $1.6 million, or 104%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $0.8 million in personnel-related expenses as a result of increased headcount, an increase of $0.2 million in professional fees for accounting and tax services, and an increase of $0.2 million related to stock-based compensation expense.
General and administrative expense increased by $4.1 million, or 99%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily attributable to an increase of $2.2 million in personnel-related expenses as a result of increased headcount, an increase of $0.7 million in professional fees for accounting and tax services, an increase of $0.6 million related to stock-based compensation expense, and an increase of $0.3 million related to consultants.
Interest Expense

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	%Change	2021	2020	Change	%Change
	(in thousands)				(in thousands)
Interest expense	$(968)	$(793)	$(175)	22%	$(2,686)	$(1,946)	$(740)	38%

Interest expense increased by $0.2 million, or 22%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to interest expense from capital lease agreements we entered into during the second half of 2020, which increased our capital lease liability to $29.2 million as of September 30, 2021. The capital lease agreements were for additional hard drives and related infrastructure that we purchased in response to the COVID-19 pandemic, in order to minimize the impact of potential supply chain disruptions.
Interest expense increased by $0.7 million, or 38%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to interest expense from capital lease agreements we entered into during the second half of 2020, as described above.

Income Tax Provision

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Change	%Change	2021	2020	Change	%Change
	(in thousands)				(in thousands)
Income tax provision	$-	$(12)	$12	-%	$(136)	$(12)	$ (124)	1,033%

Our provision for income taxes did not materially change for the three months ended September 30, 2021 compared to the same period in 2020.

Our provision for income taxes increased by $0.1 million for the nine months ended September 30, 2021 compared to the same period in 2020 due to a change related to the limitation on post-2017 federal net operating losses which are limited to 80% beginning in years after December 31, 2020.

Non-GAAP Financial Measures
To supplement our financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including adjusted gross margin and adjusted EBITDA, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted Gross Margin
We believe adjusted gross margin, when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful to us for evaluating our ongoing operations and for internal planning and forecasting purposes.
We define adjusted gross margin as gross profit, exclusive of stock-based compensation expense, depreciation expense of our property and equipment, and amortization expense of capitalized internal-use software included within cost of revenue, as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software, because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric eliminates the effects of depreciation and amortization.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Gross profit	$8,801	$6,720	$24,507	$20,421
Adjustments:
Stock-based compensation	139	34	333	57
Depreciation and amortization	3,896	3,224	11,580	8,758
Adjusted gross profit	12,836	9,978	36,420	29,236
Gross margin	51%	49%	50%	52%
Adjusted gross margin	74%	72%	75%	75%
Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, income tax provision, unrealized loss on SAFE and gain on extinguishment of debt. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Our calculation of adjusted EBITDA may differ from the calculations of adjusted EBITDA by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(5,993)	$(1,860)	$(12,099)	$(3,205)
Adjustments:
Depreciation and amortization	4,059	3,362	12,041	9,111
Stock-based compensation	1,448	471	3,611	1,214
Interest expense	968	793	2,686	1,946
Income tax provision	—	12	136	12
Unrealized loss on SAFE	359	—	359	—
Gain on extinguishment of debt	—	—	(2,299)	—
Adjusted EBITDA	$841	$2,778	$4,435	$9,078
Liquidity and Capital Resources

Since inception, we have financed operations primarily through payments received from our customers. As of September 30, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $4.7 million and $6.1 million, respectively.

In November 2021, we completed our IPO which resulted in net proceeds of approximately $103 million, after underwriting discounts of approximately $8 million and offering expenses.

We believe that our existing cash and cash equivalents, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required or choose to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

In August 2021, we issued $10.0 million of convertible notes in a private financing round to continue investing in our growth initiatives and for general corporate purposes. We also refer to these convertible notes security as a Simple Agreement for Future Equity agreement (SAFE). The convertible notes are automatically convertible into shares of our Class A common stock upon the completion of the IPO at a discounted price to the value of our common stock. The discount shall initially be equal to 10% and shall increase by an additional 10% annually following the effective date of the agreement, subject to a maximum discount of 50%. The discount at the time of the IPO was approximately 12% across all of the SAFE notes. Interest shall accrue at the simple rate of 5% per annum of the outstanding amount commencing upon the effective date of the agreement and continuing until the outstanding principal amount has been paid in full or converted. The accrued interest shall be added to the purchased amount upon conversion into equity. Upon our IPO on November 10, 2021, the SAFE notes automatically converted into approximately 725,000 shares of Class A common stock.

In October 2021, we entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit bear interest payable monthly at the average SOFR rate plus 2.75%. The revolving credit agreement matures in September 2024. In connection with this agreement, we fully repaid and subsequently terminated our 2017 revolving credit agreement with HomeStreet Bank.

The following table shows a summary of our cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands, unaudited)
Net cash provided by operating activities	$5,964	$9,566
Net cash (used in) investing activities	(9,889)	(3,939)
Net cash provided by (used in) financing activities	2,533	(5,410)

Operating Activities

Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation, and amortization of property and equipment, amortization of capitalized internal-use software, net, and changes in operating assets and liabilities during each period.

For the nine months ended September 30, 2021, cash provided by operating activities was $6.0 million, which resulted from a net loss of $12.1 million, adjusted for non-cash charges of $14.3 million and net cash inflow of $3.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.0 million for depreciation and amortization expense, $2.3 million for the gain on extinguishment of the PPP loan and $3.6 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.1 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers. Cash provided by operations decreased during the nine months ended September 30, 2021, as compared to the same period in 2020 primarily due to increased spending in support of our business growth.

For the nine months ended September 30, 2020, cash provided by operating activities was $9.6 million, which resulted from a net loss of $3.2 million, adjusted for non-cash charges of $10.8 million and net cash inflow of $1.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.1 million for depreciation and amortization expense and $1.2 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $1.7 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2021 was $9.9 million, resulting primarily from capital expenditures of $6.9 million in support of infrastructure deployments to support our growing business, and $3.0 million related to the development of internal-use software for adding new features and enhanced functionality to our platform.

Cash used in investing activities during the nine months ended September 30, 2020 was $3.9 million, resulting primarily from capital expenditures of $1.8 million in support of our infrastructure deployments to support our growing business, and $2.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $2.5 million. Cash provided by financing activities was from $10.0 million in proceeds received from our SAFE notes and $2.9 million in proceeds received from lease financing transactions, offset by cash used in principal payments on our capital lease agreements of $8.7 million related to hard drives and other infrastructure equipment used in our co-location facilities and $1.8 million related to payments made for offering costs that are deferred.

Cash used in financing activities for the nine months ended September 30, 2020 was $5.4 million. Cash used in financing activities was from principal payments on our capital lease agreements of $7.7 million related to hard drives and other infrastructure equipment used in our co-location facilities, offset by $2.3 million in proceeds received from the PPP loan.
Contractual Obligations and Commitments
Our commitments are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Operating lease commitments relate primarily to our rental of office space and co-location facilities. Our capital lease commitments relate primarily to our infrastructure equipment. Purchase commitments relate mainly to infrastructure agreements and subscription arrangements used to facilitate our operations.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those discussed in the Prospectus, except as described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and except for the determination of the fair value of our Class A common stock. Prior to our IPO, our common stock was not publicly traded; therefore, we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, the closing sale price per share of our Class A common stock as reported on the Nasdaq on the date of grant is used to determine the fair value of our Class A common stock.

Recently Adopted Accounting Pronouncements

See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our condensed financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our capital lease arrangements for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes. We also earn interest income generated by cash and cash equivalents held at City National Bank, which is relatively insensitive to interest rate changes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have had a material effect on our operating results or financial condition.

Our credit facility with City National Bank, which was entered into during October 2021, is at a variable interest rate.

Foreign Currency Exchange Rate Risk

Our sales are currently denominated in the U.S. dollar and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be adversely affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we have not entered, but we may in the future enter, into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Reported Material Weaknesses

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified control deficiencies in the design and implementation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The four material weaknesses identified in our internal control over financial reporting related to (i) a lack of sufficient and timely review of significant accounting transactions and reconciliations, (ii) inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition, (iii) inadequate ability to timely identify errors related to the recording of certain equity transactions, and (iv) our lack of ability to consider the accurate recording of value added taxes and sales and use taxes. We have concluded that this material weakness arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation Plans

We have commenced measures to remediate the identified material weaknesses, including: (i) enhancing our accounting policies, control activities, and monitoring; (ii) implementing a new enterprise resource planning system and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes, (iii) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller and an Internal Controls Manager; and (iv) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on the complexity of transactions. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes.

The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with technical accounting experience and implemented new technology solutions to assist with our financial reporting process. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed financial statements may be materially misstated.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
ITEM 1. LEGAL MATTERS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, individually or taken together, would have a material adverse effect on our business, financial condition, operating results, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A Common Stock.
Risk Factors Summary
An investment in our Class A common stock involves a high degree of risk. Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption in our service or loss, or delay in availability, of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

•	The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of this offering, including our executive officers, employees, and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses of $1.0 million and $6.6 million for the years ended December 31, 2019 and 2020, respectively. Over our 14 years of operations, we had an accumulated deficit of $26.7 million as of September 30, 2021. We cannot guarantee that we will continue operating our business similar to past performance. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger marketing budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements. Competition may intensify in the future and may also include new market entrants. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. Increased competition generally could result in reduced sales, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. If any of these events occur, customer data could be lost and it may take a significant period of time to achieve full resumption of our cloud services. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.

If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.
The successful promotion of our brand and our ability to maintain our reputation will depend on a number of factors, including our performance and the reliability of our cloud services; our advertising and marketing efforts, including our blog and social media presence, which have been important to building and maintaining our brand and reputation; our ability to continue to develop high-quality features and cloud services; and our ability to successfully differentiate our cloud services from competitive products and services. Our brand promotion activities may not be successful or yield increased revenue.
The promotion of our brand may require us to make substantial expenditures, particularly as our markets become more competitive and we expand into new markets or offer additional features. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, we could fail to attract potential new customers or retain our existing customers, or our blog and thought leadership in our industry may decline in popularity, all of which could materially and adversely affect our business.
If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.
Our customers rely on our solutions to store their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (DDoS) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, fraudulently steal data, or otherwise cause damage to our reputation. Moreover, cybersecurity attacks evolve rapidly and may utilize new methods not recognized. We may be unable to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. For example, in late March 2021, it was discovered that a Backblaze marketing campaign leveraging the Facebook ad network, which had been launched two weeks earlier, had been incorrectly configured to run on all Backblaze platform pages instead of only the Backblaze marketing pages as intended. Once we became aware of the issue, it was promptly resolved. Although we believe that less than 2% of Backblaze customers may have been affected, and no actual customer files, file contents, or user account information were shared at any time, certain file metadata may have been inadvertently shared with Facebook. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. We may have little or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract a large number of customers on a cost-effective basis. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. These programs, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. If we are unable to maintain effective advertising and marketing programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in promoted search result costs could adversely affect our customer acquisition efforts and our operating results. In addition, we also rely on our blog and word of mouth to drive additional customers. To the extent our blog does not continue to attract readers or if our reputation is harmed, these additional means of attracting customers may no longer provide significant numbers of customers in the future.
In addition, because we offer our Computer Backup cloud service at a fixed price, the amount of data our customers back up affects our costs and gross margins. To the extent current or future customers back up unusually large amounts of data, or growth in the amount of data backed up per customer outpaces decreases in storage costs, our costs and gross margins could be adversely affected.
If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. For example, we may not be successful in launching our cloud replication feature in the timeframe we anticipate. Any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, future enhancements may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
Material defects or errors in our software could harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.
The software underlying our cloud services is inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our cloud services, and new defects or errors in our existing solutions may be detected in the future by us, our customers or partners, or other third parties. The costs incurred in correcting such defects or errors may be substantial and could harm our operating results. Backblaze employees could also introduce defects or errors through incompetence, malfeasance, or a mistake that would lead to data loss. For example, to the extent that the encryption keys for encrypted customer data stored by Backblaze were to be deleted or corrupted, the data could become unrecoverable. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our cloud services. Any defects in, or unavailability of, our software that cause interruptions to the availability of our cloud services could, among other things:
•require us to issue refunds to our customers or expose us to claims for damages,
•cause us to lose existing customers and make it more difficult to attract new customers,
•divert our development resources or require us to make extensive changes to our cloud services or software, and

•harm our reputation and brand.
If we fail to effectively manage our growth, our business would be harmed.
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 82 employees as of December 31, 2018, to 126 employees as of December 31, 2019, to 188 employees as of December 31, 2020 and to 243 employees as of September 30, 2021. Also, in just the last two years the amount of storage deployed by us has more than doubled. The number of customers and customer requests on our network has also increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly in the future, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term agreements of up to two years, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through additional paid products, such as Extended Version History and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.
To the extent we target different types of customers, we may face increased demands and challenges that adversely impact our business and operations.
Historically, most of our customers consisted of small-to-medium sized businesses and individuals. To the extent we target other types of customers or customers with different needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. Moreover, we cannot assure you that any such efforts will be successful or justify the additional investments in a timely manner, or at all.
The material stored using our cloud services may subject us to negative publicity, legal liability, and harm our business.
We are not aware of the contents of the data that customers store using our cloud services. While we do have a detailed process to address any third-party complaint regarding illegal or other inappropriate use of our cloud services by a customer that would violate our terms of service, we do not actively monitor the content of data that is being stored with us. To the extent that sensitive, personally identifiable, illegal, or controversial data is stored in our servers and that becomes known publicly, particularly given the highly volatile nature of the political landscape throughout the world and immediate access by individuals to social media platforms with a broad outreach, it may create negative publicity and adversely impact our reputation and harm our business.
Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.
Our quarterly results of operations may vary significantly in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the trading price of our Class A common stock. Factors that may cause fluctuations in our quarterly results of operations include, without limitation:
•our ability to attract new customers;
•the amount of customer churn;
•fluctuations in the amount of data customers store with us;
•the amount and timing of operating expenses and equipment purchases related to the maintenance and expansion of our business;
•interruptions or loss of service of our offerings;
•the timing and success of new product feature and service introductions by us or our competitors;
•our ability to retain and increase revenue from customers;
•the impact of COVID-19 or other pandemics on our business or that of our customers and partners;
•changes in the competitive dynamics of our industry, including consolidation among competitors;
•security breaches of our systems;
•our involvement in litigation, or the threat thereof;
•the length of the sales cycle;
•the timing of expenses and receipt of perceived benefits related to any acquisitions;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
Further, as we continue to grow and scale our business to meet the needs of our customers, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short and long-term infrastructure capacity requirements and seek to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. However, we may not be able to sufficiently predict future demand, or the availability of hardware or infrastructure necessary to support increased demand on a timely basis. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity or equipment, our gross margins could be reduced. If we underestimate our infrastructure capacity requirements or availability of necessary hardware or infrastructure, we may not be able to service the needs of new and existing customers; durability, reliability, and performance could suffer; our costs could rise; and our business could be harmed.

We rely on the performance of key personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of senior management, including our founders and other key personnel. All of our employees, including our senior management, are employed on an at-will basis. Furthermore, our founders and other key personnel hold shares or equity awards that are largely vested, and as result, they may not be incentivized to remain with our company once there is a trading market for our Class A common stock. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more members of our senior management or other key employees could harm our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We have a culture that encourages employees to be open, collaborate, strive to do the right thing, and develop and launch new and innovative solutions, which we believe is essential to attracting customers and partners and serving the best, long-term interests of our company. As our business grows and becomes more complex, and as we become a public company, it may become more difficult to maintain this cultural emphasis. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our strategies. If we fail to maintain our company culture, our business and competitive position may be harmed.
As we expand our operations outside the United States, we may be subject to increased business, regulatory and economic risks that could impact our results of operations.
In 2020, we derived approximately 28% of our revenue from customers outside of the United States. We may also expand our international operations, which may include hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
•higher costs of doing business internationally, including increased infrastructure, accounting, travel, and legal compliance costs;
•providing our platform, building out the necessary infrastructure and operating our business across a significant distance, in different languages and among different cultures, including the potential
•need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;

•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;
•recruiting and retaining talented and capable employees outside the United States, and maintaining our company culture across all of our offices;
•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States;
•compliance by us and our business partners with anti-corruption laws, anti-bribery, anti-money laundering, and similar laws; import and export control laws; tariffs and trade barriers; economic sanctions; and other regulatory limitations on our ability to provide our cloud services in international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories;
•restrictions that might prevent us from repatriating cash earned outside the United States;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•political and economic instability in various jurisdictions.
Expanding our international operations and complying with applicable foreign laws and regulations may substantially increase our cost of doing business in international jurisdictions. We may also be unable to keep current with changes in laws and regulations as they develop, and we or our employees, contractors, partners, and agents may fail to maintain compliance with applicable laws and regulations. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.
We store personal information and other customer data, which subjects us to various data privacy laws, governmental regulations, and other related legal obligations, and any actual or perceived failure to comply with such requirements could harm our business.
We store personal information and other customer data, as well as use certain cookies on our website, that are subject to numerous federal, state, local, and foreign laws regarding privacy and the storing and protection of personal information and other customer data, and disclosure requirements regarding the use and certain breaches of such laws. For example, we are subject to the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA), among other laws and regulations around the world. Other comprehensive data privacy or data protection laws or regulations requiring local data residency and/or restricting the international transfer of data have been passed or are under consideration in other jurisdictions. In addition, some industries have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act (HIPAA). For example, HIPAA imposes privacy, security, and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (e.g., health plans, health care clearinghouses, and certain health care providers), and their respective business associates, individuals, or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Such laws give rise to an increasingly complex set of compliance obligations on us regarding our ability to gather, use, and store customer data and customer account data.

These laws are subject to rapid change, differing interpretations, and can be inconsistent among regulatory frameworks or conflict with other rules or our business practices. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. Our efforts to comply with the complex matrix of data privacy laws around the world subjects us to increasing costs to review and comply with such laws, including updating our policies, procedures, and business practices to address such evolving privacy laws. We also make public statements and commitments regarding our use and disclosure of personal information through our privacy policy, information provided on our website, and data processing agreements with customers and other third parties. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are often uncertain and in flux, and sometimes contradictory, it is possible that the scope and requirements of these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with rapidly evolving data protection laws and obligations may be unsuccessful. For example, we previously relied on the EU-US Privacy Shield framework, which was invalidated by a European court in July 2020. As a result of such a decision, we have had to take additional steps to comply with applicable EU data protection requirements, including implementation of standard contractual clauses.
Any failure, or perceived failure, by us to comply with applicable privacy and security laws, policies, or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of personal information or other customer data, could result in a variety of claims against us, including governmental enforcement actions and investigations, audits, inquiries, whistleblower complaints, class action privacy litigation in certain jurisdictions, and proceedings by data protection authorities. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year, as well as potentially face claims from individuals. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Any non-compliance with data privacy requirements could subject us to significant fines and penalties, adverse media coverage, reputational damage, the loss of current and potential customers, loss of export privileges, or criminal or other civil sanctions, any of which could materially adversely affect our business and financial condition.
The ongoing COVID-19 pandemic, and resulting global economic downturn, has impacted how we, our customers, and our partners are operating, and could result in a material adverse effect on our business.
The ongoing COVID-19 pandemic and its inherent uncertainty, and measures taken to control its spread such as travel restrictions, shelter-in-place orders, and business shutdowns, have affected all of the regions in which we conduct business and in which our customers, partners, and suppliers are located; have adversely impacted global economic activity; and have contributed to volatility in financial markets. As the situation around the spread of the COVID-19 pandemic evolves, we have continued to operate in a modified manner—employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners. Among other modifications, we generally required our employees to work remotely; instituted business-related travel restrictions; and virtualized, postponed, or cancelled various sales and marketing, employee, and industry events. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers and partners, but have also introduced additional challenges and operational risks, including increased supply chain risks and cybersecurity risks, and have affected the way we conduct various other activities. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through capital lease agreements in order to minimize the impact of potential supply chain disruptions. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The supply chain for other infrastructure and related equipment essential to our business may also become constrained or unavailable on favorable terms or at all.
The COVID-19 pandemic has been challenging and a hardship on many of our employees, and required us to operate under substantially novel constraints. The pandemic has resulted in various inefficiencies, delays, and additional costs across our company, which may continue or worsen as the pandemic continues. In addition, work from home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.
The duration and severity of the COVID-19 pandemic, including variants of COVID-19 such as the delta variant or omicron variant, that may be more transmissible, more likely to result in severe illness or death, or less susceptible to treatments or protection from existing vaccines, and the degree of its impact on our business remains uncertain and difficult to predict. Our customers or partners could experience delays, downturns or uncertainty in their own business operations or revenue due to COVID-19, which may result in supply chain disruption or decreased revenue for our business, especially as it may disproportionally adversely affect mid-market businesses on which we are especially dependent. As a result, we may experience customer losses due to customer bankruptcy or cessation of operations, or otherwise.
If the COVID-19 pandemic worsens or is prolonged, especially in regions where we have material operations or sales, our business operations in affected areas, including sales-related and customer support activities, could be adversely affected by continued or additional business closures, travel restrictions impacting employees and partners, and other precautionary measures. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and a protracted economic downturn may limit the effectiveness of our mitigation efforts. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our business is substantially dependent on mid-market organizations, which may be more vulnerable to market fluctuations and other economic factors, and their vulnerability to such factors could negatively impact our business.
If we are unable to successfully market and sell our cloud services to mid-market organizations, our ability to grow our revenue and achieve profitability will be harmed. We expect it will be more difficult and expensive to attract and retain mid-market organization customers than other customers because mid-market organizations are more frequently forced to curtail or cease operations due to the sale or failure of their business; can be more difficult to identify and may require more expensive, targeted sales campaigns; and generally have lesser amounts of data to store than larger organizations, thus requiring us to successfully sell to and support more mid-market organizations for meaningful revenue impact. In addition, mid-market organizations frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. As a result, mid-market organizations may choose to spend funds on items other than our cloud services, particularly during difficult economic times. If we do not achieve continued success among mid-market organizations, our business, operating results, and future growth would be adversely affected.
We are dependent on a small number of service offerings, and any reduced market adoption of these offerings would result in lower revenue and harm our business.
As a pure-play cloud vendor, we are dependent on a small number of offerings focused on cloud storage and computer backup, and a limited number of corresponding use cases. Our B2 Cloud Storage and Computer Backup offerings have accounted for substantially all of our total revenue to date and we anticipate that they will continue to do so for the foreseeable future. As a result, our revenue could be reduced as a result of any general or industry decline in demand for cloud-based storage solutions, particularly given that we would not have meaningful revenue from other market sectors to offset any temporary or longer-term downturn in demand for cloud-based storage solutions.
Adverse economic conditions may adversely impact our revenue and profitability.
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to COVID-19 or other factors, could cause a reduction in spending on products and solutions storage, which could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, any of which could adversely affect our business, results of operations, and financial condition.
Our ability to maintain customer adoption and satisfaction depends in part on the ease of use of our cloud services, and any such failure could have an adverse effect on our business.
Our success in retaining existing customers and obtaining new customers is dependent in part on the ease of use of our cloud services. If our platform and cloud services, including new service offerings and features as they become available, become more complicated and less easy-to-use, customers could experience increased difficulties or disruption with storing or accessing their data, and we may lose existing customers or experience increased challenges obtaining new customers or existing customers may not choose to use additional features of our cloud services. In addition, our customers sometimes depend on our technical support services to resolve issues relating to our platform. If we do not succeed in helping our customers quickly resolve issues or provide effective ongoing education related to our platform, our reputation and business may be harmed.
Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.
Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may be unable to successfully complete proposed acquisitions. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development, operational, and sales and marketing functions;
•retention of key employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
•liability for activities of the acquired company prior to our acquisition of them, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.
Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses, or the write-off of goodwill, any of which could harm our financial condition or operating results.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use capital leases to finance the equipment we use to provide our cloud-based services. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We could be an emerging growth company for up to five years following the completion of our IPO or until we reach certain thresholds. Investors may find our Class A common stock less attractive due to our election to rely on these exemptions and there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.
All of our sales contracts are currently denominated in U.S. dollars and therefore, our revenue is not directly subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our cloud services to our customers outside of the United States, which could reduce demand for our cloud services and adversely affect our financial condition and results of operations. In addition, as we expand our international operations, we may become more exposed to foreign currency risk and may have some of our sales denominated in one or more currencies other than the U.S. dollar. If we become more exposed to currency fluctuations and are unable to successfully hedge against the risks associated with currency fluctuations, our results of operations could be materially and adversely affected.
Certain of our market opportunity estimates, growth forecasts, and other metrics included in this prospectus could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
Certain estimates and information contained in this prospectus, including general expectations concerning our industry and the market in which we operate, market opportunity, and market size, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Moreover, much of this information is based on information provided by third-party providers. Although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data, and such information may also not prove to be accurate. If there are any limitations or errors with respect to such data or methodologies, our business opportunities may be limited, which could negatively affect our shares of Class A common stock. Even if the markets in which we compete meet the size estimates and growth forecasted in this prospectus, our business could fail to grow at similar rates, if at all.
Any future litigation against us could be costly and time-consuming to defend.
We may become subject to legal proceedings, investigations, and claims that arise in the ordinary course of business. For example, we may be subject to claims brought by customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation can often be expensive, even when there is a successful outcome, and can divert management’s attention and resources, which could harm our business and financial condition. Any adverse outcome could also result in significant monetary damages or other types of unfavorable relief, which could harm our business as well as our reputation. Although we may have various insurance policies, insurance might not cover such claims or provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us, including premium increases or the imposition of large deductible or co-insurance requirements. In addition, we may also be subject to subpoena requests from third parties as well as governmental agencies from time to time that require us to provide certain information relating to matters targeted against other third parties, which can be time consuming.

Risks Related to Reliance on Infrastructure and Third Parties
We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.
We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. The COVID-19 pandemic as well as fluctuating demands in the cryptocurrency mining markets also have impacted, and could continue to impact, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through capital lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry is also experiencing a global chip shortage due to the COVID-19 pandemic and various other factors. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, or material pricing change from our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from provider to another, may be time-consuming, difficult, and costly and we may be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to scale our platform and harm our business.
Our business depends, in part, on the success of our strategic relationships with third parties.
To maintain and grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners and integrators. Identifying partners and negotiating and building relationships with them requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their services over us. In addition, any industry consolidation of such partners or integrators by our competitors or others could result in a decrease in the number of our current and potential customers, as these partners or integrators may no longer facilitate the adoption of our applications by potential customers. Interoperability between our platform and other third-party platforms is also important to our business. Further, some of our partners or integrators are or may become competitive with certain aspects of our cloud services and may elect to no longer integrate with, or support, our platform and cloud services. If we are unsuccessful in establishing or maintaining our relationships with such third parties and maintaining interoperability, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our cloud services or increased revenue.
Our business is exposed to risks associated with online payment processing methods.
Many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operation could be adversely impacted.
We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial and operational services to support our business, including HubSpot, NetSuite, PagerDuty, Stripe, and ZenDesk. Some of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas such as our ability to timely provide required financial reporting.
Risks Related to Accounting and Tax Matters
We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.
We have identified material weaknesses in our internal controls over financial reporting, and if we are not able to effectively remediate our material weaknesses or are otherwise unable to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or timely file our periodic reports. As a result, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be materially impacted.
Our management determined that as of December 31, 2019 we did not maintain effective internal controls over financial reporting, and identified four material weaknesses, specifically related to control activities, as follows:
•our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions and reconciliations. These deficiencies resulted in errors in certain financial statement areas, such as cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, capital lease liability and sale leaseback transactions;
•our controls were not adequately designed to consider certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition, which could have resulted in a material misstatement;
•our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions. Specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instruments; and
•our controls were not adequately designed to consider the accurate recording of value added taxes and sales and use taxes, resulting in misstatements.
Our management also determined that the above material weaknesses had not been remediated as of December 31, 2020 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2020.
We are working to remediate these material weaknesses through the development and implementation of processes and controls, as well as hiring additional personnel in our finance and accounting group. Specifically, we have:
•strengthened our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring;
•implemented a new enterprise resource planning (ERP) system and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes;
•hired additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller and an Internal Controls Manager; and
•reallocated responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions.

While we have made progress to enhance our internal controls over financial reporting, we are still in the process of implementing, documenting, and testing these processes, procedures, and controls. Additional time is required to complete implementation and to assess and evaluate the sufficiency of these procedures and related actions. We will continue to devote significant time and attention to these remediation efforts. However, these material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weaknesses we identified or prevent additional material weaknesses in the future. Although we plan to complete this remediation, if the steps we take do not remediate the material weakness in a timely or sufficient manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may be unable to produce timely and accurate financial statements or comply with applicable regulations, which could negatively impact the price of our Class A common stock.
As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures and internal controls over financial reporting and expect that we will need to continue to expend significant resources, including accounting-related costs, and significant management oversight, to meet such requirements. However, our current controls and any new controls that we develop may not be adequate, and weaknesses in our disclosure controls may be discovered in the future. Additionally, we have identified material weaknesses in our internal controls over financial reporting, and additional such weaknesses may be discovered in the future. See “—We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.” Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Because we recognize revenue from our subscription services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
We generally recognize revenue from customers of our subscription agreements related to data backup services ratably over the terms of their subscription agreements, a majority of which are one or two-year agreements. Accordingly, the corresponding revenue we report in each quarter from such arrangements is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may only be partially reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our cloud services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. This subscription model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
Our operating results may be harmed if we are required to collect sales or other related taxes for our cloud services in jurisdictions where we have not historically done so.
We collect sales and value-added tax in connection with our cloud services in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us, including for past sales by us or our resellers and other partners. Online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our cloud services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from purchasing our platform, or otherwise harm our business, results of operations, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020 we had net operating loss carryforwards for U.S. federal income tax purposes of $45.1 million available to offset future U.S. federal taxable income. Also, as of December 31, 2020, we had net operating loss carryforwards for state income tax purposes of $8.5 million available to offset future state taxable income. If not utilized, both the federal and state tax credit carryforwards will begin to expire in 2034.
Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” our ability to use pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset post-change income may be limited. Similar rules may apply under state tax laws. At this time, we have not completed a study to assess whether such an ownership change has occurred, or whether there have been multiple ownership changes since our formation. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.
Further, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 (which represent the substantial majority of our net operating losses) will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this prospectus. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to costs to be capitalized as internal-use software and their useful life; the useful lives of other long-lived assets; impairment considerations for long-lived assets; expected lease term for capital leases; calculation of the sales reserve; valuation of our common stock and stock options and accounting for taxes; including estimates for sales tax and value-added tax liability; deferred tax assets; valuation allowance; and uncertain tax positions among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
Risks Related to Intellectual Property
Assertions by a third party that our cloud services infringe, misappropriate, or otherwise violate their intellectual property could subject us to costly and time-consuming litigation and adversely impact our business.
There is frequent litigation in the software and technology industries based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Some software and technology companies, including some of our competitors, as well as non-practicing entities, own patents and other intellectual property rights that they may use to assert claims against us. In our case, third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their patents or other intellectual property rights. For example, we have faced infringement claims from other non-practicing entities in the past. There may be intellectual property rights held by others, including issued or pending patents, that cover significant aspects of our technologies or solutions, and we cannot assure you that we are not infringing, misappropriating, or violating, and have not infringed, misappropriated, or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. In addition, as we face increasing competition and become increasingly visible as a publicly-traded company, or if we become more successful, the possibility of new third-party claims may increase.
Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, could be time-consuming and costly to address and resolve, could divert the time and attention of management and technical personnel from our business, could place limitations on our ability to use our current websites and technologies, and could result in an inability to market or provide all or a portion of our cloud services. Furthermore, we could be required to pay substantial monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s intellectual property rights. We may also be required to enter into a royalty or licensing agreement that could include significant upfront and future licensing fees or expend significant resources to redesign our technologies or solutions, which efforts may not be timely or prove successful at all and require us to indemnify customers or other third parties. Royalty or licensing agreements may be unavailable on terms acceptable to us, or at all. If we cannot develop or license technology for any allegedly infringing aspect of our business, we could be forced to limit our cloud services and may be unable to compete effectively. Any of these events could have a material adverse effect on our business.

If we are unable to adequately establish, maintain, protect, and enforce our intellectual property and proprietary rights, our reputation may be harmed, we may be subject to litigation, and our business may be adversely affected.
Our future success and competitive position depend in large part on our ability to establish, maintain, protect, and enforce our intellectual property and proprietary rights. We do not own any issued patents and rely on a combination of trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. The steps we have taken and will take may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may be unable to detect any of the foregoing. Furthermore, effective trademark, copyright, and trade secret protection may not be available in every country in which our cloud services are available. Our lack of patent protection may restrict our ability to protect our technologies and processes from competition. Defending and enforcing our intellectual property rights may result in litigation, which can be costly and divert management attention and resources. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our cloud services. Any of these events could have a material adverse effect on our business.
With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.
Our use of “open-source” software could negatively affect our ability to sell our cloud services and subject us to possible litigation.
A portion of the technologies used by us incorporates “open-source” software, and we may incorporate open-source software in the future. Such open-source software is generally licensed by its authors or other third parties under open-source licenses. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. These licenses may subject us to certain unfavorable conditions, including requirements that we offer all or parts of our technology or services that incorporate the open-source software at no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating, or using the open-source software, and/or that we license such modifications or derivative works under the terms of the particular open-source licensor other license granting third parties certain rights of further use. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our cloud services, that our developers have not incorporated open-source software into our technology platform or services, or that they will not do so in the future. In the event that we become subject to such claims, we could be subject to significant damages, enjoined from the sale of our solutions that contained the open-source software, and required to comply with onerous conditions. In addition, the terms of open-source software licenses may require us to provide software that we develop using such open-source software to others on unfavorable license terms. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remediation efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remediation efforts on a timely basis, or at all. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could disrupt the distribution and sale of our solutions and have a material adverse effect on our business and operating results.

Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees, and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of the completion of our initial public offering, stockholders who hold shares of our Class B common stock, including our executive officers, employees, and directors and their affiliates, collectively held approximately 97% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 10% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, any of our founders or other large existing stockholders that hold significant shares of Class B common stock retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. For a description of the dual class structure, see the section titled “Description of Capital Stock” within our Prospectus.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who hold our Class B common stock, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors. Among other things, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws include provisions:
•creating a classified Board of Directors whose members serve staggered three-year terms;
•authorizing “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;

•limiting the ability of our stockholders to call and bring business before special meetings;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;
•controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings; and
•authorizing two classes of common stock, as discussed above.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such stockholder. Any provision of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. Since our IPO, the stock price of our Class A common stock has experienced volatility and the market prices of securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock could be subject to wide fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control and may not be related to our operating performance.
Fluctuations in the price of our Class A common stock could cause you to lose all or part of your investment because you may be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•the impact of the COVID-19 pandemic;
•changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•announcements by us or our competitors of new products or services;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our operating results or fluctuations in our operating results;

•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets.
•general economic conditions and slow or negative growth of our markets.
We may be subject to securities litigation, which is expensive and could divert our management’s attention.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
We may fail to meet our publicly announced guidance or other expectations about our business, which could cause our stock price to decline.
We may provide from time to time guidance regarding our expected financial and business performance, which may include projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability, and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new products. Our guidance is based on certain assumptions such as those relating to anticipated production and sales, average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our Class A common stock could decline significantly.
Sales of a substantial number of our Class A common stock in the public market could cause our share price to fall.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock.
All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

In connection with our IPO in November 2021, our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our capital stock for 180 days following November 10, 2021, other than in the case of shares of Class A common stock to be issued upon the automatic conversion of our convertible notes (which we also refer to as a Simple Agreement for Future Equity agreement (SAFE)), without first obtaining the written consent of Oppenheimer & Co. Inc., subject to certain exceptions. As a result of these agreements, the provisions of our investors’ rights agreement described further in the section titled “Description of Capital Stock—Registration Rights” in our Prospectus and the provisions of Rule 144 or Rule 701 under the Securities Act of 1933, as amended (the Securities Act), shares of our capital stock will be available for sale in the public market as follows:
•beginning 90 days after November 10, 2021, two-thirds of the shares of Class A common stock to be issued upon automatic conversion of our convertible notes will become eligible for sale in the public market (or approximately 483,000 shares);
•at the commencement of trading on the second day following our earnings announcement for the fourth quarter and year ended December 31, 2021, up to 15% of the vested shares held by our founders, executive officers, directors and greater than 10% stockholders, and up to 20% of the vested shares held by our other employees, consultants and independent contractors, will be eligible for sale in the public market, subject, in each case to meeting certain stock price performance requirements and notification requirements set forth in the lock-up agreements; and
•beginning 181 days after November 10, 2021, if not earlier released, the remainder of the shares of our capital stock will be eligible for sale in the public market from time to time thereafter, subject in some cases to the volume and other restrictions of Rule 144 and our insider trading policy.
Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of up to 4,066,595 shares of our Class B common stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we have filed a registration statement on Form S-8, which was immediately effective upon filing, to register approximately 19,000,000 shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class B common stock or that settle upon vesting of restricted stock units will be available for immediate resale in the United States in the open market.
Furthermore, in connection with our IPO, we agreed with the underwriters, subject to certain exceptions set forth in the section titled “Underwriting” in the Prospectus, without the prior written consent of Oppenheimer & Co. Inc., not to issue, sell or register with the Commission (other than on Form S-8 or on any successor form), or otherwise dispose of, directly or indirectly, any of our equity securities (or any securities convertible into, exercisable for or exchangeable for our equity securities), for 180 days following November 10, 2021. Subject to the foregoing, we may issue additional shares of our Class A common stock, convertible securities or other equity. Such issuances could be dilutive to investors and could cause the price of shares of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of shares of our Class A common stock.
Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market, or our competitors, or if they adversely change their recommendations regarding our Class A common stock, the market price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our Class A common stock or provide more favorable recommendations about our competitors, the market price of our Class A common stock would likely decline. If any of the analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock or trading volume to decline.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our Class A common stock in the foreseeable future. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our Class A common stock.
Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees. Specifically, our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum provision for: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty; (iii) any action arising pursuant to any provision of the DGCL, our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws (as either may be amended from time to time); (iv) any action to interpret, apply, enforce, or determine the validity of our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws; (v) any action asserting a claim against us that is governed by the internal affairs doctrine; or (vi) any action asserting an “internal corporate claim” as defined in the DGCL.
These exclusive forum provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act.
Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Amended and Restated Certificate of Incorporation further provides that the U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Amended and Restated Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find any of the exclusive forum provisions of our Amended and Restated Certificate of Incorporation to be inapplicable to or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

The requirements of being a public company, particularly after we are no longer an “emerging growth company”, may strain our resources, require us to incur substantial costs and will require substantial management attention.
As a public company, and particularly after we cease to be an “emerging growth company”, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the NASDAQ Global Market. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors.
Some members of our management team also have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s assessment regarding internal control over financial reporting in our second Annual Report on Form 10-K. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after transitioning from a private company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
ITEM 2. UNREGSTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
From January 1, 2021 through November 12 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers and employees options to purchase an aggregate of 2,994,120 shares of Class B common stock under our 2011 Stock Plan, with a weighted-average per share exercise price of $7.16, and we issued 420,120 shares of Class B common stock upon exercise of stock options under our 2011 Stock Plan at exercise prices ranging from $0.21 to $3.73 per share.
In August 2021, we issued $10.0 million of convertible notes in a private financing round. We also refer to these convertible notes security as a Simple Agreement for Future Equity agreement (SAFE). Pursuant to their terms, the SAFE notes were automatically convertible into shares of our Class A common stock upon the completion of our IPO at a discounted price to the value of our common stock at the time of such event. The discount was initially equal to 10% and was to be increased by an additional 10% annually following the effective date of the agreement, subject to a maximum discount of 50%. The discount was to be adjusted pro-rata on a monthly basis, increasing on the monthly anniversary of the effective date of the agreement. Interest accrued at the simple rate of 5% per annum of the outstanding amount commencing upon the effective date of the agreement and continuing until the outstanding principal amount has been paid in full or converted. The accrued interest was added to the purchased amount upon conversion into equity. Upon the closing of our IPO, the SAFE notes automatically converted into approximately 725,000 shares of our Class A common stock, using a discount of approximately 12%.

The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-260333) for the IPO was declared effective by the SEC on November 10, 2021. The Registration Statement on Form S-1 registered an aggregate of 7,187,500 shares of our Class A common stock. In November 2021, we closed the IPO, in which we sold 7,187,500 shares of our Class A common stock at a public offering price of $16.00 per share for an aggregate offering price of $115.0 million. We received proceeds of approximately $103 million after deducting the underwriting discounts and commissions and offering expenses. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.
The managing underwriters of our IPO were Oppenheimer & Co. Inc., William Blair & Company L.L.C. and Raymond James & Associates, Inc. We incurred underwriting discounts and commissions totaling approximately $8.1 million. No payments were made by us to directors, officers, or persons owing ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and non-employee directors pursuant to our director compensation policy. We have invested or intend to invest the net offering proceeds in a variety of capital preservation investments, including short-term interest-bearing investment-grade securities, certificates of deposit, or government securities. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.					X
3.2	Amended and Restated Bylaws.					X
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-260333	10.1	10/18/2021
10.2	2021 Equity Incentive Plan and form of agreements thereunder.	S-1	333-260333	10.3	11/02/2021
10.3	2021 Employee Stock Purchase Plan.	S-1	333-260333	10.4	11/02/2021
10.4†	Loan and Security Agreement, dated October 21, 2021, by and between the company and City National Bank.	S-1	333-260333	10.6	11/02/2021

10.5	Form of Simple Agreement for Future Equity, by and between the Company and certain of its investors.	S-1	333-260333	10.7	10/18/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Backblaze, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
† Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits and/or schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 14, 2021

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)