Form 10-K
period 2021-12-31
Backblaze, Inc.
filed 2022-03-28
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41026
_________________________________
BACKBLAZE, INC.
_________________________________
(Exact name of registrant as specified in its charter)

Delaware	20-8893125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Ben Franklin Ct San Mateo, CA	94401
(Address of Principal Executive Offices)	(Zip Code)
(650) 352-3738
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BLZE	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 11, 2021 based on the closing price of $19.90 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $140 million. The Registrant has elected to use November 11, 2021 as the calculation date, which was the initial trading date of the registrant’s Class A common stock on the Nasdaq Global Select Market, because on June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of Class A common stock held by each executive officer, director, and holder of 5% or more of the Class A outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2022, 8.5 million shares of the registrant’s Class A common stock were outstanding, and 22.1 million shares of registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the Registrant’s 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our ability to sell our platform offerings to new customers;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Part I
Item 1. Business
We are a leading storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. From genome sequencing to mapping the world, from saving lives to playing online games, from interacting with a business to running one, data is central to modern existence. By substantially reducing the complexity and frustration of storing, using, and protecting data, we help empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract approximately 500,000 customers as of December 31, 2021. These customers use the Backblaze Storage Cloud platform across more than 175 countries to grow and protect their business data on our approximately 2 exabytes, or 2 trillion megabytes, of data storage under management. As businesses and consumers shift to the cloud, our goal is that our cloud services will increasingly become a foundational element of their overall technology stack.
At its founding, Backblaze set out to simplify the process of storing, using, and protecting data. Over the following years we focused relentlessly on cutting away the complexity common among diversified cloud vendors’ services and legacy on-premises system vendors. Today, we believe our solutions are differentiated by their ease of use and affordability. We believe that focusing on storage use cases and promoting an open ecosystem helps position us to integrate well with a broad range of partners. From our straightforward pricing model, to our transparent communication with customers, to the popular and insightful content on our blog—we believe we have established ourselves as an open and trusted provider and partner.
The Backblaze Storage Cloud organizes, safeguards, and keeps over 500 billion files available on demand and is designed to handle much more in the future. Through our purpose-built software that manages our global physical infrastructure, we provide a platform that we believe is durable, scalable, performant, and secure. Our two cloud services that we offer on our Storage Cloud are:
•Backblaze B2 Cloud Storage: Enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed on a pay-as-you-go basis. This service is offered as consumption-based Infrastructure-as-a-Service (IaaS) and serves use cases including backups, multi-cloud, application development, and ransomware protection.
•Backblaze Computer Backup: Automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood flat-rate pricing to continuously back up a virtually unlimited amount of data. This service is offered as a subscription-based Software-as-a-Service (SaaS) and serves use cases including computer backup, ransomware protection, theft and loss protection, and remote access.
Our solutions are designed for individuals and businesses of all sizes and across all industries but have a particularly strong appeal to mid-market organizations (which we define as organizations with 10 to 999 employees) due to their desire for easy-to-use and cost-effective solutions.
We have a go-to-market model that was primarily built on a self-serve selling motion. Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog—in 2021 alone, millions of readers consumed content that we shared there. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with over 80% of our revenue in 2021 coming from self-serve customers. Our developer, alliance, and managed service provider (MSP) partners help expand use cases and attract customers, thereby increasing usage of our Storage Cloud. In addition to our self-serve selling motion, we have a sales-assisted selling motion to identify opportunities to increase business with existing customers and to assist larger customers in adopting our services. Our sales-assisted selling motion customers are frequently significantly larger in terms of average revenue per customer than our self-serve customers.
Substantially all of our revenue is recurring in nature. We employ a land-and-expand model that drives additional revenue from existing customers. As customers generate, store, and back up more data, their use of our platform increases, creating natural opportunities for revenue expansion. We can further expand our relationships with our customers when they adopt new features and use cases that lead to increased usage of our platform. Our land-and-expand strategy is evidenced by our overall net revenue retention rate of 110% and 114% as of December 31, 2021 and 2020, respectively.
Our B2 Cloud Storage revenue grew by 59% during the year ended December 31, 2021 and our Computer Backup cloud service revenue grew by 13% during the year ended December 31, 2021. By expanding our offerings, we are able to further expand our revenue and market opportunity. Our operations have historically been efficient with limited outside investment.
Our ecosystem of partners—including developer partners, alliance partners, and MSPs—helps us expand our platform in existing and new markets. Our partners leverage our cloud services to provide storage solutions to their customers or our mutual customers and in turn, we are able to expand our use cases and overall reach.
•Developer partners. Our platform, alongside the platforms of our developer partners, enables software developers to efficiently build their applications.
•Alliance partners. Our platform provides a cloud storage destination for partners whose products require storage to serve their customers. Partners providing software, hardware, and SaaS services to perform backups, synchronize data, manage media, and address other use cases either select our Storage Cloud for the underlying data storage, or offer it as a choice to their customers.
•Managed service providers (MSP). Our platform enables MSP partners to store data for backups, archives, hybrid cloud setups, ransomware protection, and otherwise manage their clients’ data. MSPs provide critical IT solutions for mid-market organizations who often lack the resources to do so themselves. We believe these providers are drawn to our solutions due to our support of the breadth of their offerings, competitive pricing which helps MSPs with their own margin profile, and ease of use.
The markets addressed by our platform include Public Cloud Infrastructure-as-a-Service (IaaS) storage as well as Data-Protection-as-a-Service (DPaaS). According to IDC forecasts, the worldwide market for Public Cloud IaaS Storage is expected to grow to $91.0 billion by 2025. Additionally, according to IDC, the worldwide market for DPaaS is expected to grow to $18.4 billion by 2025. While the Backblaze Storage Cloud can scale to any size organization, we believe our efficient go-to-market and focus on ease of use are particularly suited to selling to and serving the needs of mid-market businesses (defined as businesses and organizations with 10 to 999 employees). According to our analysis of IDC data, mid-market businesses are expected to represent approximately 60% of worldwide IaaS spending throughout the forecast period (2021 to 2025). We believe this ratio serves as a reasonable proxy for spending across both markets. Applying this ratio to the Public Cloud IaaS Storage market yields a mid-market opportunity growing to $54.6 billion in 2025. Applying the same ratio to the DPaaS market yields a mid-market opportunity growing to $11.0 billion by 2025.
Our Platform and Cloud Services
Our Platform: Backblaze Storage Cloud
The Backblaze Storage Cloud provides the core platform for our cloud services and is designed to be durable, available, scalable, secure, performant and predictive. This storage cloud organizes, safeguards, and keeps over 500 billion files available on demand and is designed to handle many more in the future. The key enabler of the Backblaze Storage Cloud is the software that runs it, which contains millions of lines of code and that our software engineering team has written and continually improved since our Company’s founding. The ability to manage an ever-larger amount of data across ever-larger hard drives while maintaining data availability and durability continues to be highly complex. This web-scale software layer receives, stores, and delivers data for customers across the globe. Our code achieves this for billions of files under management by intelligently allocating storage locations in line with capacity and demand. Alongside these core processes, the software layer also manages load balancing, caching, data compression, deletion, billing, as well as numerous other essential functions for hundreds of thousands of customers. Generally weekly code updates regularly enhance these functions.
Our vault architecture creates redundancy for the storage of customer data using proprietary and other algorithms. Our software splits each uploaded customer file into several data parts, adds multiple redundant parts, and stores these parts across discrete hard drives in different servers in a data center. As a result, even if a few of the parts are entirely lost or offline, we are able to reconstruct the customer data from the remaining parts for durability. Multiple vaults are grouped together to form one cluster, and one or more clusters are organized into a region. Our globally distributed storage platform also offers customers multi-region geographic choice for their data—currently between the United States and Europe—providing flexibility for different needs including geopolitical considerations, regulatory requirements, and performance optimization.
This software manages our global physical infrastructure of more than 200,000 hard drives and one terabit per second (one million megabits per second) of network capacity across multiple data centers. Our systems also manage the automation, monitoring, and security of this infrastructure.
As our customers’ data grows, and our revenue with it, we continuously and smoothly deploy additional infrastructure. More than half of our employees are either software engineers that develop and improve the software that runs our Storage Cloud or Cloud Operations employees that specialize in network operations, site reliability engineering, technical operations, and supply chain, which operate our software and systems to deliver our infrastructure as a service and our cloud services.
Our Cloud Service Offerings
B2 Cloud Storage. B2 Cloud Storage provides customers direct access to our Storage Cloud to store, use and protect data. Users can access the platform through industry standard and native application programming interfaces (APIs), software development kits (SDKs), our web interface, or hundreds of third-party integrations. The wide range of options for accessing B2 Cloud Storage allows anyone to use it, including developers and partners who can integrate storage capabilities into their technology stack or build their own solutions on top of our platform. Customers also strategically tier backups of their core data systems to B2 Cloud Storage, including on-premises and virtual machine servers and other high-capacity storage devices. Customers leverage B2 Cloud Storage for a wide range of use cases, including public, hybrid and multi-cloud data storage; application development and DevOps; content delivery and edge computing; security and ransomware protection; media management; backup, archive and tape replacement; repository for analytics, artificial intelligence and machine learning; and Internet of Things (e.g., storing data for surveillance systems, autonomous vehicles, and smart devices).
Backblaze Computer Backup. Our Computer Backup cloud service backs up laptops, desktops, and external hard drives in a continuous and automated fashion. Whether for home computers or a business’ full fleet of machines, customers can back up a virtually unlimited number of files without size or speed constraints. This cloud service includes a lightweight agent that runs locally on each end user’s computer, continuously searching for new and changed files in a manner unobtrusive to the user. When a new or changed file is detected, the altered data is backed up and sent to the Backblaze Storage Cloud. Once there, it is accessible to the end user or business administrator responsible for managing the account. In the event of data loss, customers can restore all or portions of their backed-up data. Customers leverage Computer Backup for many different use cases, including Mac and PC backup; ransomware protection; theft and loss recovery; data archiving; organization and MSP-level management; and remote access.
Customers
Our customers consist of a wide range of organizations and businesses—particularly mid-market organizations—and consumers. As of December 31, 2021, we had approximately 500,000 customers in over 175 countries, including approximately 440,000 customers using our Computer Backup cloud services solution and approximately 74,000 customers using our B2 Cloud Storage solution (approximately 14,000 customers use both our B2 Cloud Storage and Computer Backup solutions). Our customers span a range of industries, including a broad range of businesses, MSPs, developers, media innovators, creative agencies, academic institutions, government agencies, research institutes, gaming companies, and individuals. Our customer base is highly diversified, with no single customer accounting for more than 1% of our revenue in 2021 or 2020.
Sales and Marketing
We believe we have an efficient go-to-market model that is built on a self-serve selling motion. Prospective customers find us through a number of channels including our website, partners, and brand advocates. We have fostered community engagement through the content shared on our blog. In addition to generating customers, our content generation efforts have contributed to building a community of thousands of partners. Our developer, alliance, and MSP partners expand use cases and attract customers, thereby increasing the usage of our platform.
Our marketing efforts focus on establishing our brand, generating awareness, creating leads, and cultivating the Backblaze community. The marketing team consists primarily of product marketing, corporate communications and publishing, social media, growth marketing, and website teams. We leverage both online and offline marketing channels such as blogs, events and trade shows, seminars and webinars, whitepapers, case studies, search engines, and email marketing.
We complement our self-serve customer acquisition model with a growing inside sales team that is focused on a low-touch sales assisted model that supports our larger customers if the need arises. Among other things, our sales and marketing teams focus on inbound inquiries, outbound prospecting targeting specific use cases, and volume expansion of our self-serve customers. We have plans to increase our investment in our sales and marketing capabilities to capitalize on our large and global market opportunity.
Research and Development
We invest substantial resources in research and development. We have an internal technology roadmap to introduce new features and functionality to our platform. Substantially all of our R&D organization, which makes up approximately one-third of our company, is focused on software development.
We generally have a continuous product release cycle and we typically release updates on a weekly basis. We establish priorities for our organization by collaborating closely with our customers, community, and employees.
Competition
Our current primary competitors generally fall into the following categories: diversified public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure; certain smaller cloud storage competitors; and legacy on-premises storage vendors such as Dell EMC.
We compete based on a variety of factors, including ease of adoption and use; continued innovation; price; key platform features; availability, durability, scalability, and performance; brand awareness and reputation; transparency; customer support; independence; security; interoperability; partner ecosystem; and capabilities for configurability and APIs.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our technology platform and cloud services, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. While we do not own any patents, we protect our intellectual property through a combination of trade secrets, copyrights, trademarks, service marks, and domain names where appropriate. In addition, we control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals, and entities that may be exploring a business relationship with us. We own two registered trademarks in the United States for the word Backblaze and the Backblaze logo.
Policing unauthorized use of our technology and intellectual property rights is difficult. Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our offerings. In addition, while we have confidence in the measures we take to protect and preserve our trade secrets, they may be inadequate and can be breached, and we may not have adequate remedies for violations of such measures. Furthermore, our trade secrets may otherwise become known or be independently discovered by competitors.
We may also be subject to third-party infringement claims from our competitors or non-practicing entities, many of these parties may have more significant resources and funding than we have. For more information regarding risks related to intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”
Employees and Human Capital
We have a highly aligned and engaged workforce with relatively little employee turnover and long tenure. As of December 31, 2021, we had 270 full-time employees, including 98 new full-time employees hired during 2021. During 2021, only 16 employees left the Company. A majority of our employees are based out of our San Mateo, California headquarters. However, since March 2020 and throughout all of 2021, employees generally worked remotely due to the COVID pandemic.
Culture is very important at Backblaze and we recognize that employees are our greatest asset. We recognize and value the importance of diversity, equity and inclusion and have a Diversity, Equity and Inclusion Committee that is comprised of a diverse group of employees and management. The committee is committed to cultivating and nurturing an inclusive and diverse environment at Backblaze by providing unique opportunities that will bring forth and promote the variety of cultures, backgrounds and circumstances that make up the Backblaze team while surpassing basic tolerance with awareness, acceptance and action. No employees are represented by a labor union with respect to his or her employment by us. We have not experienced any work stoppages, and we consider our relations with our employees to be good, as evidenced by our Glassdoor 4.7/5.0 rating, 93% CEO Approval, and 94% Recommend to a Friend ratings as of March 6, 2022.
Facilities
Our principal executive offices are located in San Mateo, California. We lease data center facilities in California, Arizona, and Amsterdam, the Netherlands. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
Corporate Information
We were incorporated in Delaware in 2007 under the name Backblaze, Inc. We completed our initial public offering in November 2021 and our common stock is listed on The Nasdaq Stock Market LLC under the symbol “BLZE.” Our principal executive offices are located at 500 Ben Franklin Ct, San Mateo, CA 94401 and our telephone number is (650) 352-3738. Our website address is www.backblaze.com.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://ir.backblaze.com/ as soon as reasonably practicable after such reports are available on the SEC’s website. The SEC maintains a website that contains reports and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and our condensed financial statements and the accompanying notes, included elsewhere in this Annual Report on Form 10-K. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A Common Stock.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption in our service or loss, or delay in availability, of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

•	The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of this offering, including our executive officers, employees, and directors and their affiliates, which will limit your ability to influence the outcome of important transactions, including a change in control.
Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses of $21.7 million and $6.6 million for the years ended December 31, 2021 and 2020, respectively. Over our 14 years of operations, we had an accumulated deficit of $36.3 million as of December 31, 2021. We cannot guarantee that we will continue operating our business similar to past performance. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. If any of these events occur, access to customer data may be unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. For example, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. Although we do not have a significant number of customers located in those regions, such actions will have some impact our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
Our customers rely on our solutions to store their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (DDoS) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, fraudulently steal data, or otherwise cause damage to our reputation. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could enable attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. Moreover, cybersecurity attacks evolve rapidly and may utilize new methods not recognized. We may be unable to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures. Also, due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. For example, in late March 2021, it was discovered that a Backblaze marketing campaign leveraging the Facebook ad network, which had been launched two weeks earlier, had been incorrectly configured to run on all Backblaze platform pages instead of only the Backblaze marketing pages as intended. Once we became aware of the issue, it was promptly resolved. Although we believe that less than 2% of Backblaze customers may have been affected, and no actual customer files, file contents, or user account information were shared at any time, certain file metadata may have been inadvertently shared with Facebook. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. We may have little or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract a large number of customers on a cost-effective basis. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. For example, as part of our press release and earnings announcement for the fiscal quarter and year ended December 31, 2021, we announced that we planned to make additional sales and marketing investments intended to accelerate the scaling of our business. These programs, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. If we are unable to maintain effective advertising and marketing programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
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
Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.
The software underlying our cloud services is inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our cloud services, and new defects or errors in our existing solutions may be detected in the future by us, our customers or partners, or other third parties. The costs incurred in correcting such defects or errors may be substantial and could negatively impact our business. Backblaze employees could also introduce defects or errors through incompetence, malfeasance, or a mistake that would lead to data loss. For example, to the extent that the encryption keys for encrypted customer data stored by Backblaze were to be deleted or corrupted, the data could become unrecoverable. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our cloud services. Any defects in, or unavailability of, our software that cause interruptions to the availability of our cloud services or that otherwise impact our business could, among other things:
•require us to issue refunds or credits to our customers or expose us to claims for damages,
•cause us to lose existing customers and make it more difficult to attract new customers,
•divert our development resources or require us to make extensive changes to our cloud services or software, and

•harm our reputation and brand.
If we fail to effectively manage our growth, our business would be harmed.
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 82 employees as of December 31, 2018, to 126 employees as of December 31, 2019, to 188 employees as of December 31, 2020 and to 270 employees as of December 31, 2021. Also, in just the last two years the amount of storage deployed by us has more than doubled. The number of customers and customer requests on our network has also increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly in the future, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls.
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
We are not aware of the contents of the data that customers store using our cloud services. While we do have a detailed process to address any third-party complaint regarding illegal or other inappropriate use of our cloud services by a customer that would violate our terms of service, for security and privacy reasons we do not actively monitor the content of data that is being stored with us. To the extent that sensitive, personally identifiable, illegal, or controversial data is stored in our servers and that becomes known publicly, particularly given the highly volatile nature of the political landscape throughout the world and immediate access by individuals to social media platforms with a broad outreach, it may create negative publicity and adversely impact our reputation and harm our business.
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
•outbreaks of war or other hostilities, such as the Russia-Ukraine hostilities;
•inflation in the United States and other regions;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, we have agreed to waive charges for our services until June 1, 2022 for customers based in Ukraine. Although we do not have a significant amount of customers located in Ukraine, such actions will have some impact our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations.
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
To execute our business strategy, we must attract and retain highly qualified personnel. For example, we are planning for aggressive hiring of new employees in sales, marketing, cloud operations and engineering to, among other things, support key new growth initiatives. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
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
In 2021, we derived approximately 28% of our revenue from customers outside of the United States. We may also expand our international operations, which may include hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. Sanctions imposed by the United States and other countries with respect to Russia and Ukraine in February 2022 may impact our ability to offer services in the region, and additional sanctions or retaliatory measures could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations, and could also impact or delay our international expansion plans. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
•higher costs of doing business internationally, including increased infrastructure, accounting, travel, and legal compliance costs;
•providing our platform, building out the necessary infrastructure and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance, and additional laws and regulations in the United States that are applicable to international operations;
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
Expanding our international operations and complying with applicable laws and regulations may substantially increase our cost of doing business in international jurisdictions. We may also be unable to keep current with changes in laws and regulations as they develop, and we or our employees, contractors, partners, and agents may fail to maintain compliance with applicable laws and regulations. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

We store personal information and other customer data, which subjects us to various data privacy laws, governmental regulations, and other related legal obligations, and any actual or perceived failure to comply with such requirements could harm our business.
We store personal information and other customer data, as well as use certain cookies on our website, that are subject to numerous federal, state, local, and foreign laws regarding privacy and the storing and protection of personal information and other customer data, and disclosure requirements regarding the use and certain breaches of such laws. For example, we are subject to the General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act of 2020 (CPRA), among other laws and regulations around the world. Other comprehensive data privacy or data protection laws or regulations requiring local data residency and/or restricting the international transfer of data have been passed or are under consideration in other jurisdictions. In addition, some industries have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act (HIPAA). For example, HIPAA imposes privacy, security, and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (e.g., health plans, health care clearinghouses, and certain health care providers), and their respective business associates, individuals, or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Such laws give rise to an increasingly complex set of compliance obligations on us regarding our ability to gather, use, and store customer data and customer account data.
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
Any failure, or perceived failure, by us to comply with applicable privacy and security laws, policies, or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of personal information or other customer data, could result in a variety of claims against us, including governmental enforcement actions and investigations, audits, inquiries, whistleblower complaints, class action privacy litigation in certain jurisdictions, and proceedings by data protection authorities. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year, as well as potentially face claims from individuals. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA added new requirements and consumer privacy rights as well as the creation of the California Privacy Protection Agency as a dedicated agency to implement and enforce California state privacy laws, investigate violations and assess penalties. The CPRA also imposes July 1, 2022 as the deadline for the adoption of final regulations, which means the additional requirements from the CPRA may be subject to further changes that may impact our compliance efforts. Any non-compliance with data privacy requirements could subject us to significant fines and penalties, adverse media coverage, reputational damage, the loss of current and potential customers, loss of export privileges, or criminal or other civil sanctions, any of which could materially adversely affect our business and financial condition.
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
The COVID-19 pandemic has been challenging and a hardship on many of our employees, and required us to operate under substantially novel constraints. It has also been challenging to comply with rapidly changing, and sometimes conflicting, guidance or mandates from different governmental, regulatory and legal authorities, including national, state and local regulations across multiple jurisdictions in which we operate. The pandemic has resulted in various inefficiencies, delays, and additional costs across our company, which may continue or worsen as the pandemic continues. In addition, work from home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to COVID-19, uncertainty relating to Russian acts in Ukraine and the potential escalation of tensions in the region or other factors, could cause a reduction in spending on products and solutions storage, which could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, any of which could adversely affect our business, results of operations, and financial condition.
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
All of our sales contracts, and substantially all of our operations and related financial arrangements, are currently denominated in U.S. dollars and therefore, our revenue and business operations are not directly subject to significant foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our cloud services to our customers outside of the United States, which could reduce demand for our cloud services and adversely affect our financial condition and results of operations. In addition, as we expand our international operations, we may become more exposed to foreign currency risk and may have some of our sales and other operations denominated in one or more currencies other than the U.S. dollar. If we become more exposed to currency fluctuations and are unable to successfully hedge against the risks associated with currency fluctuations, our results of operations could be materially and adversely affected.
Certain of our market opportunity estimates, growth forecasts, and other metrics included in this Annual Report on Form 10-K could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
Certain estimates and information contained in this Annual Report on Form 10-K, including general expectations concerning our industry and the market in which we operate, market opportunity, and market size, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Moreover, much of this information is based on information provided by third-party providers. Although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data, and such information may also not prove to be accurate. If there are any limitations or errors with respect to such data or methodologies, our business opportunities may be limited, which could negatively affect our shares of Class A common stock. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all.
Any future litigation against us could be costly and time-consuming to defend.
We may become subject to legal proceedings, investigations, and claims that arise in the ordinary course of business. For example, we may be subject to claims brought by customers in connection with various types of disputes, including relating to commercial or contract matters, or privacy or other data breaches, or employment claims made by our current or former employees. Litigation can often be expensive, even when there is a successful outcome, and can divert management’s attention and resources, which could harm our business and financial condition. Any adverse outcome could also result in significant monetary damages or other types of unfavorable relief, which could harm our business as well as our reputation. Although we may have various insurance policies, insurance might not cover such claims or provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us, including premium increases or the imposition of large deductible or co-insurance requirements. In addition, we may also be subject to subpoena requests from third parties as well as governmental agencies from time to time that require us to provide certain information relating to matters targeted against other third parties, which can be time consuming.
Risks Related to Reliance on Infrastructure and Third Parties
We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.
We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. The COVID-19 pandemic as well as fluctuating demands in the cryptocurrency mining markets also have impacted, and could continue to impact, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through capital lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry is also experiencing a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire hard drives and semiconductors. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, or material pricing change from our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from provider to another, may be time-consuming, difficult, and costly and we may be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to scale our platform and harm our business.
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
Many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operation could be adversely impacted. For example, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia, including goods and services imported and exported to Russia and certain other regions. In addition, various banking institutions and companies, including Stripe and credit card companies, began prohibiting any payments from persons located in Russia, which impacts our ability to receive payments from, and transact certain types of business operations with, our customers, and potential new customers, that are located in those regions. Although we do not have a significant number of customers located in those regions, such actions will have some impact our business. It is also difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations than we expect.
We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial and operational services to support our business, including HubSpot, NetSuite, PagerDuty, and Zendesk. Some of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas such as our ability to timely provide required financial reporting.
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
Additionally, as of December 31, 2021, we determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our financial statements for the periods presented, they could have led to a material misstatement of account balances or disclosures.
Our management also determined that the above material weaknesses had not been remediated as of December 31, 2021 and as a result, we did not maintain effective internal control over financial reporting as of December 31, 2021.
We are working to remediate these material weaknesses through the development and implementation of additional processes and controls, as well as hiring additional personnel in our finance and accounting group. Specifically, we have:
•strengthened our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring;
•user access review of systems that support financial reporting and a preliminary review of segregation of duties;
•implemented a new enterprise resource planning (ERP) system and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes;
•hired additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, and a Director of IT who was hired shortly after December 31, 2021; and
•reallocated responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions.
While we have made progress to enhance our internal controls over financial reporting, we are still in the process of implementing, documenting, and testing these additional processes, procedures, and controls. Additional time is required to complete implementation and to assess and evaluate the sufficiency of these procedures and related actions. We will continue to devote significant time and attention to these remediation efforts. However, these material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
We generally recognize revenue from customers of our subscription agreements related to data backup services ratably over the terms of their subscription agreements, a majority of which are one or two-year agreements. Accordingly, the corresponding revenue we report in each quarter from such arrangements is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may only be partially reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our cloud services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. This subscription model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any period as part of new growth initiatives or otherwise, as revenue from new customers must be recognized over the applicable subscription term.

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
As of December 31, 2021 we had net operating loss carryforwards for U.S. federal income tax purposes of $53.0 million available to offset future U.S. federal taxable income. Also, as of December 31, 2021, we had net operating loss carryforwards for state income tax purposes of $16.9 million available to offset future state taxable income. If not utilized, both the federal and state tax credit carryforwards will begin to expire in 2034.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to costs to be capitalized as internal-use software and their useful life; the useful lives of other long-lived assets; impairment considerations for long-lived assets; expected lease term for capital leases; calculation of the sales reserve; valuation of our common stock and stock options and accounting for taxes, including estimates for sales tax and value-added tax liability; deferred tax assets; valuation allowance; and uncertain tax positions among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

Risks Related to Intellectual Property
Assertions by a third party that our cloud services infringe, misappropriate, or otherwise violate their intellectual property could subject us to costly and time-consuming litigation and adversely impact our business.
There is frequent litigation in the software and technology industries based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Some software and technology companies, including some of our competitors, as well as non-practicing entities, own patents, trademarks, copyrights and other intellectual property rights that they may use to assert claims against us. In our case, third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their patents or other intellectual property rights. For example, we have faced patent infringement claims from other non-practicing entities in the past. There may be intellectual property rights held by others, including issued or pending patents, that cover significant aspects of our technologies or solutions, and we cannot assure you that we are not infringing, misappropriating, or violating, and have not infringed, misappropriated, or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. In addition, as we face increasing competition and become increasingly visible as a publicly-traded company, or if we become more successful, the possibility of new third-party claims may increase.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of the completion of our initial public offering, stockholders who hold shares of our Class B common stock, including our executive officers, employees, and directors and their affiliates, collectively held approximately 96% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 10% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, any of our founders or other large existing stockholders that hold significant shares of Class B common stock retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. For a description of the dual class structure, see the section titled “Description of Capital Stock” within Exhibit 4.1 attached to this Annual Report on Form 10-K.

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
Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. Since our IPO, the stock price of our Class A common stock has experienced very high volatility and the market prices of securities of other newly public companies have historically been highly volatile. The market price of our

Class A common stock could be subject to wide fluctuations in response to various factors, including those listed in this Annual Report on Form 10-K, some of which are beyond our control and may not be related to our operating performance.
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
•outbreaks of war or other hostilities;
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. In addition, our daily trading volume may be limited and significantly less than the amount of shares available for sale. In the event that the number of our Class A common stock shares offered for sale on any given day exceeds the existing demand for our shares, it may cause our stock price to fall.
In connection with our IPO in November 2021, our executive officers, directors, employees and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our capital stock for 180 days following November 10, 2021, other than in the case of shares of Class A common stock to be issued upon the automatic conversion of our convertible notes (which we also refer to as a Simple Agreement for Future Equity agreement (SAFE)), without first obtaining the written consent of Oppenheimer & Co. Inc., subject to certain exceptions. As a result of these agreements and the provisions of Rule 144 or Rule 701 under the Securities Act of 1933, as amended (the Securities Act), a substantial number of shares of our capital stock will be, or have become, available for sale in the public market as follows:
•beginning 90 days after November 10, 2021, two-thirds of the shares of Class A common stock to be issued upon automatic conversion of our convertible notes became eligible for sale in the public market (or approximately 482,000 shares);
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
Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of up to 4,066,595 shares of our Class B common stock can also require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we have filed a registration statement on Form S-8 in November of 2021, which was immediately effective upon filing, to register approximately 19,000,000 shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class B common stock or that settle upon vesting of restricted stock units will be available for immediate resale in the United States in the open market.
Furthermore, in connection with our IPO, we agreed with the underwriters, subject to certain exceptions set forth in the section titled “Underwriting” in the Final Prospectus for our IPO dated as of November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 12, 2021, without the prior written consent of Oppenheimer & Co. Inc., not to issue, sell or register with the Commission (other than on Form S-8 or on any successor form), or otherwise dispose of, directly or indirectly, any of our equity securities (or any securities convertible into, exercisable for or exchangeable for our equity securities), for 180 days following November 10, 2021. Subject to the foregoing, we may issue additional shares of our Class A common stock, convertible securities or other equity. Such issuances could be dilutive to investors and could cause the price of shares of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of shares of our Class A common stock.
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
As a public company, we are required to provide management’s assessment regarding internal control over financial reporting as early as in our second Annual Report on Form 10-K. Even though we are working towards implementing controls and procedures, the standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that became applicable after transitioning from a private company. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in San Mateo, California and consists of approximately 22,000 square feet of space under lease agreements, the first of which expires in 2022 and include options for renewal. We also lease space in multiple data centers located domestically in California and Arizona, and one data center located internationally in Amsterdam, in the Netherlands. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base, our Storage Cloud platform and expand geographically, and may also elect to consolidate the locations of the data centers we use as well as other operation centers from time to time to address our needs. We believe that our facilities are sufficient to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information
Our Class A common stock has been listed on The Nasdaq Stock Market LLC under the symbol “BLZE” since November 11, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 28, 2022, there were 15 stockholders of record of our Class A common stock and 80 stockholders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
Not applicable.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”
Issuer Repurchases of Securities
None.
Use of Proceeds
In November 2021, we completed our initial public offering (“IPO”), in which we issued and sold an aggregate of 7,187,500 shares of our Class A common stock at a public offering price of $16.00 per share, which resulted in gross proceeds of $115.0 million. The net proceeds to us after deducting underwriting discounts and commissions were approximately $103.0 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333- 260333), which was declared effective by the SEC on November 10, 2021.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of November 10, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, as amended, on November 12, 2021.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part I, Item 1A,“Risk Factors”, for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a leading storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by substantially reducing the complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract approximately 500,000 customers as of December 31, 2021. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our approximately 2 exabytes, or 2 trillion megabytes, of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (IaaS) consumption-based offering and our Backblaze Computer Backup Software-as-a-Service (SaaS) subscription-based offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed on a pay-as-you-go basis. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood flat-rate pricing to continuously back up a virtually unlimited amount of data.
Our operations have historically been efficient with limited outside investment. Prior to issuing $10.0 million of convertible notes (which we also refer to as a Simple Agreement for Future Equity agreement (SAFE)) in a private financing round in August 2021, we had raised less than $3.0 million in outside equity since our founding in 2007. This has helped create a historical focus on operational efficiency, creativity, and collaborative problem solving. We believe that focusing on storage use cases and promoting an open ecosystem allows us to integrate well with a broad range of partners. We have consistently invested in our technology platform and highly efficient content-driven and primarily self-serve go-to-market strategy, allowing us to achieve customer, community, and product milestones.
Initial Public Offering
On November 15, 2021, our IPO had its first closing, in which we issued and sold 6,250,000 shares of our Class A common stock at a public offering price of $16.00 per share. On November 17, 2021, our IPO had its second closing, in which we issued and sold 937,500 additional shares at the same per-share price pursuant to the exercise by the underwriters of their option to purchase such shares from us for the purpose of covering over-allotments. Together, these two closings resulted in net proceeds of approximately $103.0 million after deducting the underwriting discounts and commissions and offering expenses. In connection with the IPO and with the filing of our Amended and Restated Certificate of Incorporation in Delaware and the adoption of our Amended and Restated Bylaws, the following occurred, (i) the reclassification of all outstanding shares of our common stock into an equivalent number of shares of our Class B common stock, (ii) all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock (iii) the SAFE notes automatically converted into 722,860 shares of Class A common stock.

Our Business Model
Our solutions are designed for individuals and businesses of all sizes and across all industries but have a particularly strong appeal to mid-market organizations (which we define as organizations with 10 to 999 employees) due to their desire for easy-to-use solutions. We generate revenue primarily from our two cloud services:
•B2 Cloud Storage, which enables customers to store data for any use case, and for developers to embed our platform into their applications. In both cases, our customers use this offering in a consumption-based model, and
•Backblaze Computer Backup, which provides virtually unlimited backup to businesses and consumers in a SaaS subscription model.
Our pricing is simple and straightforward, with fees and terms that are shared transparently on our website.
We have maintained our per-gigabyte B2 Cloud Storage pricing for five years, and we announced price increases to our unlimited subscription Computer Backup pricing in February 2019 and July 2021 with no material impact on customer retention as of December 31, 2021.
We provide simple pricing for usage of our cloud services and increase revenue per customer through our customers’ natural data growth or employee growth. Additionally, we provide customers with additional value through cross-sell, upsell, and use case expansion that result in additional revenue per customer. These options for cross-selling and upselling include the following:
•Cross-Sell: After adopting any of our products, customers may expand to other products as their use cases grow, including Computer Backup customers who adopt B2 Cloud Storage to facilitate broader use cases. Adopting additional products expands usage of our platform.
•Upsell: Customers can choose to use various features and services for additional fees, such as Extended Version History, Snapshots, cloud replication (anticipated to be available in the first half of 2022), and enhanced support tiers. For example, our Computer Backup cloud service includes 30-day file version history with all subscriptions; with Extended Version History customers can keep versions as long as they wish, for an additional cost. B2 Cloud Storage offers Snapshots that allow customers to create moment-in-time versions of their data, and we also allow customers to keep their data in multiple geographic regions, both of which provide more customer value. Additionally, customers receive email and chat support for free, but can also opt for enhanced support tiers for an additional cost, which provide dedicated customer support contacts and 24/7 response.
•Use Case Expansion: B2 Cloud Storage customers may adopt the service for one business need, but can expand their use cases as their business evolves. One such example would be a business using B2 Cloud Storage for media asset management storage, which decides to also use the service as an origin store for content distribution; another would be a business that adopts B2 Cloud Storage for backup and archive purposes, which decides to also enable Object Lock for ransomware protection. Use case expansion enables the opportunity to deepen our relationship with our customers and increase revenue.
For prospective customers interested in B2 Cloud Storage, we offer a free tier and a simple, intuitive sign-up process, allowing them to quickly on-board and start using our solutions. Once prospective customers grow beyond the free storage limit, they have the flexibility to only pay for what they need and pay as they go, without any lock-in or long-term commitments. This is delivered via a consumption-based model, and we charge a fixed price per month per gigabyte of data stored on our platform.
For prospective customers interested in Computer Backup, we offer a free 15-day trial and automatically start to back up all their files securely to our Storage Cloud. Prospective customers can then choose to sign up on a per computer basis. The service is delivered via a SaaS model where revenue is recognized ratably over the subscription term. Subscriptions are offered to customers on a monthly, annual, or biennial basis, providing customers flexibility to choose their commitment lengths. We charge a flat rate for this solution and provide virtually unlimited backup capabilities to customers. There are no storage limits or tiers. Customers also have the option to subscribe to Extended Version History, which enables them to extend retention of old file versions and deleted files, which are typically saved for 30 days, to a year or perpetually.
We have a highly efficient go-to-market model that is built on a self-serve selling motion. Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog, which includes millions of readers viewing the content we shared in 2021 alone. Our content is intended to encourage organic, inbound traffic that we believe serves as our greatest source of advocates and referrals. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with over 80% of our revenue in 2021 coming from self-serve customers. In addition to generating customers, a community of thousands of partners has arisen as a result of our efforts. Our developer, alliance, and managed service provider (MSP) partners expand use cases and attract customers, thereby increasing usage of our Storage Cloud and helping to drive revenue growth. In addition to our self-serve selling motion, we have a sales-assisted selling motion to identify opportunities to increase business with existing customers and to assist larger customers in adopting our services. Our sales-assisted selling motion helps customers that, in 2021, generally were more than 20 times larger in terms of average revenue per customer than our self-serve customers.
Substantially all of our revenue is recurring in nature. We employ a land-and-expand model that drives additional revenue from existing customers. As customers generate, store, and back up more data, their use of our platform increases, creating natural opportunities for revenue expansion. We are able to further expand our relationships with our customers when they adopt new features and use cases that lead to increased usage of our platform. Our land-and-expand strategy is evidenced by our overall net revenue retention rate of 110% and 114% as of December 31, 2021 and 2020, respectively.
Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Self Service Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe there is a significant opportunity to further grow our customer base by continuing to make investments in sales and marketing. We plan to continue investing in our customer acquisition and inbound demand generation activities, which is driven predominantly by our blog content, our case studies, social sharing, earned media, and our self-serve sign up model. We intend to leverage this model as an efficient approach to attract new customers, turning them into brand advocates, partners, and more referrals. Furthermore, we plan to continue to build and scale our paid lead generation and to increasingly grow in the mid-market.
We also plan to continue to build our ecosystem of partners. We believe that delivering our Storage Cloud solutions through our alliance, developer, and MSP partnerships is an area of opportunity for us. By adding more partners and deepening our relationships with them, we can expand our use cases and help drive new customer acquisition.
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
Expansion Within Existing Customers
Our future success will depend in part on our ability to increase usage and adoption of our solutions with existing customers. We intend to increase revenue from existing customer relationships through the development of additional features and use cases, expanding our Customer Success initiatives, and natural customer data growth. We have developed add-on services, such as Extended Version History and multi-region selection, which customers pay for on top of existing offerings. Examples of expanding use cases include utilizing Backblaze for additional purposes such as media storage, hybrid cloud support, analytics repositories, and others. We also plan to grow our Customer Success initiatives to ensure customers avail themselves of the full benefits of our platform, thus resulting in increased adoption. As these customers continue to generate, store, and back up data, their use of our platform increases, creating natural opportunities for revenue expansion.
Continued Platform Investment and New Product Launches
We are committed to delivering market-leading products that continue to make cloud storage and backup easy. We believe we must maintain our product quality and strength of our brand in order to retain the current customer base as well as drive further revenue growth in our business. We intend to continue investing in our research and development activities to build upon our strong position in the technology community. We also plan to launch new products that are adjacent to our current offerings, which will provide us with the ability to further cross-sell and upsell.
Investments for Continued Scaling
We are focused on our long-term revenue potential and building out our infrastructure to sustain that growth. On a routine basis, we plan to focus resources on optimizing the efficiency of our data storage. In some scenarios, we may choose to pass on potential cost savings to the customer, but in other scenarios we may choose to reinvest cost savings back into infrastructure and design.
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our revenue originating outside of the United States for the year ended December 31, 2021. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international geographies. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

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

	As of December 31,
	2021	2020
B2 Cloud Storage
Net revenue retention rate (NRR)(1)	130%	136%
Gross customer retention rate(1)	89%	89%
Annual recurring revenue (in millions)	$26.80	$17.10
Number of customers (in thousands)(2)	74,318	59,112
Annual average revenue per user	$348	$292

Computer Backup
Net revenue retention rate (NRR)(1)	102%	107%
Gross customer retention rate(1)	91%	90%
Annual recurring revenue (in millions)	$48.60	$42.10
Number of customers (in thousands)(2)	439, 249	419,209
Annual average revenue per user	$108	$97

Total Company
Net revenue retention rate (NRR)(1)	110%	114%
Gross customer retention rate(1)	91%	90%
Annual recurring revenue (in millions)	$75.40	$59.20
Number of customers (in thousands)(2)	498,933	466,298
Annual average revenue per user	$147	$124
_____________
(1)The calculation methodology for NRR and gross customer retention rate metrics has been adjusted to improve accuracy with respect to customers that use both our B2 Cloud Storage and Computer Backup solutions. The calculation methodology for these metrics on a total company basis remains unchanged. Corresponding NRR and gross customer retention rate metrics for all quarters between Q1’20 and Q4’21 under this adjusted methodology have been provided in the table below:

	As of
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
B2 Cloud Storage
Net revenue retention rate (NRR)	130%	131%	132%	133%	136%	141%	146%	150%
Gross customer retention rate	89%	89%	89%	89%	89%	89%	89%	89%

Computer Backup
Net revenue retention rate (NRR)	102%	101%	102%	104%	107%	108%	109%	109%
Gross customer retention rate	91%	91%	91%	90%	90%	90%	90%	90%

Total Company
Net revenue retention rate (NRR)	110%	110%	110%	111%	114%	116%	116%	116%
Gross customer retention rate	91%	91%	91%	91%	90%	90%	90%	90%

(2)The number of customers for each of B2 Cloud Storage and Computer Backup solutions include customers that use both our B2 Cloud Storage and Computer Backup solutions.
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
Our overall NRR is a trailing four-quarter average of the recurring revenue from a cohort of customers in a quarter as compared to the same quarter in the prior year. We calculate our overall net revenue retention rate for a quarter by dividing (i) recurring revenue in the current quarter from any accounts that were active at the end of the same quarter of the prior year by (ii) recurring revenue in the current corresponding quarter from those same accounts. Our overall net revenue retention rate includes any expansion of revenue from existing customers and is net of revenue contraction and customer attrition, and excludes revenue from new customers in the current period. Our net revenue retention rate for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall net revenue retention rate based on the revenue from our B2 Cloud Storage and Computer Backup solutions, respectively.
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
Annual Recurring Revenue
We define annual recurring revenue (ARR) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Notes to our financial statements included elsewhere in this Annual Report on Form 10-K for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 130% as of December 31, 2021. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Notes to the financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
Number of Customers
We define a customer at the end of any period as a distinct account, as identified by a unique account identifier, that has paid for our cloud services, which makes up substantially all of our user base.
Annual Average Revenue Per User
We define annual average revenue per user (Annual ARPU) as the annualized value for the average revenue per customer. Annual ARPU is calculated by dividing our revenue for the last month of a period by the total number of customers as of the last day of the same period, and then multiplying the resulting quotient by 12. Our annual average revenue per user for B2 Cloud Storage and Computer Backup is calculated in the same manner based on the revenue and number of customers from our B2 Cloud Storage and Computer Backup solutions, respectively.
Additional Key Business Metrics Calculation Notes
The metrics for Net Revenue Retention Rate, Gross Customer Retention Rate, Number of Customers and Annual Average Revenue Per User are currently calculated using only those customers paying by credit card and exclude customers paying by invoice utilizing a different system. The amounts related to the number of customers paying by invoice has historically been immaterial.
Impact of COVID-19
The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and difficult to predict.
While the full impact of the pandemic to our business remains unknown and we believe that our results of operations and financial condition have not been materially adversely impacted to date, we also believe that the pandemic has had some impact on our business. Our potential customers, customers, or partners may have experienced, or in the future could experience, downturns or uncertainty in their own business operations due to COVID-19, which may have affected or could affect purchasing and operating decisions. For example, although we believe our ability to retain customers has not been materially impacted by the pandemic, we also believe that the pandemic may have caused some customers to reduce their use of cloud storage with us or to delay increasing their use of our cloud storage offerings. In addition, the pandemic may have caused potential customers to delay their purchasing decisions or to store less data with us. We may also experience customer losses due to customer bankruptcy or cessation of operations, or otherwise.
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
In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily and periodically closed our office, enabled our non-essential workforce to work remotely, and implemented travel restrictions for non-essential business. These changes remain in effect in 2021 and could extend into future quarters. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. Furthermore, after the outbreak of COVID-19, we have seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events.
In April 2020, we applied for and received a $2.3 million loan from the Small Business Administration’s Paycheck Protection Program (PPP). We submitted our PPP forgiveness application in July 2020, and in June 2021 we received notification from the SBA that our forgiveness application of the PPP loan and accrued interest, totaling $2.3 million, was approved in full, and we had no further obligations related to the PPP loan. Accordingly, we recorded a gain on the forgiveness of the PPP loan as gain on extinguishment of debt on our statement of operations as of December 31, 2021.
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
We generate revenue primarily from our B2 Cloud Storage and Backblaze Computer Backup cloud services offered on our platform. Our platform is offered to our customers through either a consumption or a subscription-based arrangement through B2 Cloud Storage and Backblaze Computer Backup, respectively. Our subscription arrangements range in duration from one month to 24 months, for which we bill our customers up front for the entire period. Our consumption-based arrangements do not have a contractual term and are billed monthly in arrears.
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
We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to focus our research and development efforts on adding new features to our platform, improving our cloud service offerings, and increasing the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, IT, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales, and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. We expect our general and administrative expenses to increase in absolute dollars as our business grows. Following the completion of this offering, we will incur additional general and administrative expenses as a result of operating as a public company, including increased expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses.
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

Results of Operations
The following table sets forth our statements of operations data for the periods indicated:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Revenue	$67,479	$53,784
Cost of revenue(1)	33,138	25,801
Gross profit	34,341	27,983
Operating expenses:
Research and development(1)	20,536	13,069
Sales and marketing(1)	19,698	11,924
General and administrative(1)	12,901	6,722
Total operating expenses	53,135	31,715
Loss from operations	(18,794)	(3,732)
Interest expense	(3,677)	(2,886)
Gain on extinguishment of debt	2,299	—
Realized loss on SAFE	(1,436)	—
Loss before provision for income taxes	(21,608)	(6,618)
Income tax provision	96	5
Net loss	$(21,704)	$(6,623)
__________________
(1)Includes stock-based compensation expense as follows:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Cost of revenue	$509	$100
Research and development	2,129	750
Sales and marketing	1,652	670
General and administrative	1,339	359
Total stock-based compensation expense	$5,629	$1,879

The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Revenue	100%	100%
Cost of revenue	49	48
Gross profit	51	52
Operating expenses:
Research and development	30	24
Sales and marketing	29	22
General and administrative	19	12
Total operating expenses	78	59
Loss from operations	(27)	(7)
Interest expense	(5)	(5)
Gain on extinguishment of debt	3	—
Realized loss on SAFE	(2)	—
Loss before provision for income taxes	(32)	(12)
Income tax provision	—	—
Net loss	(32)%	(12)%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	For the Years Ended December 31,
	2021	2020	Change	% Change
	(in thousands)
B2 Cloud Storage revenue	$22,632	$14,240	$8,392	59%
Computer Backup revenue	44,117	38,926	5,191	13%
Physical Media revenue	730	618	112	18%
Revenue	$67,479	$53,784	$13,695	25%
Total revenue increased by $13.7 million, or 25%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Consumption-based revenue (B2 Cloud Storage) increased by $8.4 million, which primarily increased due to expansion of existing customers. The remaining increase of $5.2 million was due to subscription-based revenue (Computer Backup), which increased primarily due to the addition of new customers and a price increase for Computer Backup that went into effect in September 2021.
Cost of Revenue and Gross Margin

	For the Years Ended December 31,
	2021	2020	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$33,138	$25,801	$7,337	28%
Gross margin	51%	52%
Total cost of revenue increased by $7.3 million, or 28%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $3.3 million for depreciation of our infrastructure equipment, which was mainly a result of purchasing additional hard drives and related infrastructure to support our growing business and in order to minimize the impact of potential supply chain disruptions caused by COVID-19, and an increase of $4.0 million related to managing and operating our co-location facilities.
Gross margin decreased to 51% for the year ended December 31, 2021 compared to 52% for the year ended December 31, 2020. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our revenue due primarily to investment in our infrastructure, as described above.
Operating Expenses

	For the Years Ended December 31,
	2021	2020	Change	% Change
	(in thousands)
Research and development	$20,536	$13,069	$7,467	57%
Sales and marketing	19,698	11,924	7,774	65%
General and administrative	12,901	6,722	6,179	92%
Research and Development
Research and development expense increased by $7.5 million, or 57%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $4.9 million in personnel-related expenses as a result of increased headcount, an increase of $0.5 million related to facilities and IT overhead allocation, and an increase of $1.4 million related to stock-based compensation expense. We expect these expenses to increase in the future as we continue to add new features and functionality to our offerings. The extent to which these expenses are able to be capitalized related to the development of internal-use software may impact the amount of research and development expenses in future periods.
Sales and Marketing
Sales and marketing expense increased by $7.8 million, or 65%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in sales and marketing expense was primarily attributable to an increase of $4.0 million in personnel-related expenses as a result of increased headcount, an increase of $1.0 million related to stock-based compensation and an increase of $2.0 million due to increased advertising expenses. We expect these expenses to increase in the future as we expand sales and marketing efforts to support our growing business.
General and Administrative
General and administrative expense increased by $6.2 million, or 92%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $3.1 million in personnel-related expenses as a result of increased headcount, an increase of $0.5 million in professional fees for accounting and tax services, and an increase of $1.0 million related to stock-based compensation expense. We expect these expenses to increase in the future as we expand efforts to support our growing business.
Interest Expense

	For the Years Ended December 31,
	2021	2020	Change	% Change
	(in thousands)
Interest expense	$(3,677)	$(2,886)	$(791)	27%
Interest expense increased by $0.8 million, or 27%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to interest expense from capital lease agreements and lease financing obligations we entered into during the second half of 2020 and during 2021, which increased our capital lease liability significantly to $33.2 million as of December 31, 2021. The capital lease agreements and lease financing obligations were for additional hard drives and related infrastructure that we purchased in response to the COVID-19 pandemic, in order to minimize the impact of potential supply chain disruptions, and in support of our growing business.

Income Tax Provision

	For the Years Ended December 31,
	2021	2020	Change	% Change
	(in thousands)
Income tax provision	$96	$5	$91	1820%
Our provision for income taxes increased by $0.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to a charge related to the limitation on post-2017 federal net operating losses which are limited to 80% beginning in years after December 31, 2020.
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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Gross profit	$34,341	$27,983
Adjustments:
Stock-based compensation	509	100
Depreciation and amortization	15,684	12,402
Adjusted gross profit	$50,534	$40,485
Gross margin	51%	52%
Adjusted gross margin	75%	75%

Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, income tax provision, and gain on extinguishment of debt. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(21,704)	$(6,623)
Adjustments:
Depreciation and amortization	16,322	12,951
Stock-based compensation	5,629	1,879
Interest expense	3,677	2,886
Income tax provision	96	5
Realized loss on SAFE	1,436	—
Gain on extinguishment of debt	(2,299)	—
Adjusted EBITDA	$3,157	$11,098
Liquidity and Capital Resources

Since inception, we have financed operations primarily through payments received from our customers. As of December 31, 2021 and December 31, 2020, our principal sources of liquidity were cash and cash equivalents of $104.8 million and $6.1 million, respectively.

In November 2021, we completed our IPO which resulted in net proceeds of approximately $103.0 million, after underwriting discounts and commissions and other offering costs of approximately $12.0 million.
We believe that our existing cash and cash equivalents, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required or choose to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
In October 2021, we entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit bear interest payable monthly at the average SOFR rate plus 2.75%. The revolving credit agreement matures in September 2024. In connection with this agreement, we fully repaid and subsequently terminated our 2017 revolving credit agreement with HomeStreet Bank. During December 2021, we entered into the first amendment to the revolving credit agreement with City National Bank. The amendment removed the financial covenants under the agreement and added a requirement to hold collateral in the form of a lien prior to any advance.
In August 2021, we issued $10.0 million of convertible notes in a private financing round to continue investing in our growth initiatives and for general corporate purposes. We also refer to these convertible notes security as a Simple Agreement for Future Equity agreement (SAFE). As of November 2021, the convertible note and the accrued interest have been fully converted to Class A common stock upon the completion of the initial public offering. On November 10, 2021, in connection with the IPO, the SAFE notes automatically converted into 722,860 shares of Class A common stock. We valued the notes on the settlement date of November 10, 2021 based on the Class A common stock price of $16.00, which was the price of the Class A common stock sold in the IPO. This valuation resulted in a realized loss of $1.4 million that the Company recorded in its statement of operations. The accrued interest of $0.1 million was added to the purchased amount upon conversion into equity.
In April 2020, we applied for and received a $2.3 million loan from the Small Business Administration’s Paycheck Protection Program (PPP). We submitted our PPP forgiveness application in July 2020, and in June 2021 we received notification from the SBA that our forgiveness application of the PPP loan and accrued interest, totaling $2.3 million, was approved in full, and we had no further obligations related to the PPP loan. Accordingly, we recorded a gain on the forgiveness of the PPP loan as gain on extinguishment of debt on statement of operations as of June 30, 2021.
We enter into capital lease arrangements to obtain hard drives and related equipment for our data center operations. We also enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of December 31, 2021, our future minimum payments were $38.2 million and $21.0 million under our capital and operating lease arrangements, respectively. For further information, see Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K.
The following table shows a summary of our cash flows for the periods presented:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$3,520	$12,819
Net cash (used in) investing activities	(11,190)	(4,973)
Net cash provided by (used in) financing activities	106,606	(8,748)
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
For the year ended December 31, 2021, cash provided by operating activities was $3.5 million, which resulted from a net loss of $21.7 million, adjusted for non-cash charges of $22.0 million and a net cash inflow of $3.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $16.3 million for depreciation and amortization expense, $5.6 million for stock-based compensation expense, $1.6 million for realized loss and accrued interest from the SAFE transaction, $0.8 million for amortization of deferred contract cost and $2.3 million for the gain on extinguishment of the PPP loan. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.5 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers, in addition to a $1.3 million increase in accrued expenses and other current liabilities, which increased due to timing of payment of our expenses, offset by $3.9 million decrease in prepaid and other current assets. Cash provided by operations decreased during the year ended December 31, 2021, as compared to the same period in 2020 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
For the year ended December 31, 2020, cash provided by operating activities was $12.8 million, which resulted from a net loss of $6.6 million, adjusted for non-cash charges of $15.5 million and a net cash inflow of $3.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $13.0 million for depreciation and amortization expense and $1.9 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $2.0 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers, in addition to a $2.3 million increase in accrued expenses and other current liabilities, which increased due to timing of payment of our expenses.
Investing Activities
Cash used in investing activities during the year ended December 31, 2021 was $11.2 million, resulting primarily from capital expenditures of $7.6 million in support of infrastructure deployments to support our growing business, and $3.6 million related to the development of software mainly for adding new features and enhanced functionality to our platform. We expect cash used in our investing activities to continue to increase in the future as we increase our infrastructure footprint and enhance our platform, in support of our growing business.

Cash used in investing activities during the year ended December 31, 2020 was $5.0 million, resulting primarily from capital expenditures of $2.1 million in support of infrastructure deployments to support our growing business, and $2.9 million related to the development of software mainly for adding new features and enhanced functionality to our platform.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $106.6 million, resulting from $107.0 million in proceeds from the initial public offering in November 2021, $10.0 million in proceeds from the SAFE transaction entered in September 2021, $4.3 million in proceeds from the four lease financing transactions, and $0.5 million in proceeds from the exercise of employee stock options, offset by $12.2 million principal payments on our capital lease agreements and lease financing obligations of related to hard drives and other infrastructure equipment used in our co-location facilities and $3.0 million in payments of deferred offering expense related to our initial public offering.
Cash used in financing activities for the year ended December 31, 2020 was $8.7 million. Cash used in financing activities was from principal payments on our capital lease agreements of $10.9 million related to hard drives and other infrastructure equipment used in our co-location facilities, offset by $2.3 million in proceeds received from the PPP loan.

Critical Accounting Policies and Estimates
Our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with U.S. GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the accounting policies described below involve a substantial degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
The Backblaze Storage Cloud provides the core platform for our B2 Cloud Storage consumption-based offering and our Backblaze Computer Backup subscription-based offering. We derive our revenue primarily from fees earned from customers accessing these offerings through our platform, paid monthly in arrears for consumption-based arrangements for B2 Cloud Storage, or charged upfront for subscription-based arrangements for Backblaze Computer Backup. We provide services to our customers under subscription-based arrangements of one month, one year and two years, which automatically renew at the end of the respective term.
We also recognize revenue from products offered to our customers for the ability to securely restore data using a USB drive (USB Restore) and for migrating large data sets to our platform using our proprietary Fireball device. We refer to these products as our Physical Media revenue. Physical Media revenue was approximately 1% of our revenue for the years ended December 31, 2021 and 2020.
Our monthly subscription arrangements do not provide customers with refund rights. One- and two-year subscription arrangements are eligible for a full refund for up to 30 days after subscribing. For Physical Media revenue, we offer a full refund to our customers restoring data using USB drives, if the drives are returned to us within 30 days of receipt. We recognize revenue net of our estimate of expected customer cancellations and returns. These estimates involve inherent uncertainties and use of management’s judgment.
As we provide our offerings as a hosted service, we do not provide customers the contractual right to take possession of the software at any time, do not incur set up costs, nor charge an installation fee to new customers.
We determine revenue recognition in accordance with ASC 606 through the following five steps, which include inherent estimates:
1. Identify the contract with a customer. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history; however, as approximately 98% of our revenue was generated from customers paying via credit card during the years ended December 31, 2021 and 2020, the risk of non-payment is reduced.
2. Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services and products that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. Our contracts typically contain a single distinct performance obligation representing our Backblaze Storage Cloud platform offerings, which includes Computer Backup and B2 Cloud Storage services and customer support.
3. Determine the transaction price. The transaction price is determined based on the consideration we expect to receive in exchange for transferring services to the customer. Variable consideration, which contains estimates made by us, is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. Certain fees that are considered consideration payable to a customer are accounted for as a reduction of the transaction price.
4. Allocate the transaction price to performance obligations in the contract. We determine the relative standalone selling price for performance obligations based on the price we sell a good or service for separately.
5. Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. Performance obligations are satisfied over time as the customer simultaneously receives and consumes the benefits as the entity performs. Revenue is generally recognized over the common measure of progress (i.e., time-based or consumption-based) for the entire performance obligation.
For revenue generated from arrangements that involve third-parties, we evaluate whether we are the principal or the agent based on maintaining control over the services being provided and maintaining the relationship with the end-customer. Substantially all of our revenue is reported on a gross basis, as we are the principal.
Stock-Based Compensation
All stock-based compensation to employees is measured on the grant date based on the fair value of the awards on the date of grant. We recognize compensation cost for awards on a straight-line basis over the requisite service period, which is generally the four-year vesting period. For grants made after our IPO, we use our publicly traded Class A common stock price to determine the fair value of our Class A common stock. Fluctuations in our Class A common stock price may have a significant impact on the amount of stock-based compensation recognized.
If an award contains a provision whereby vesting is accelerated upon a change in control, we recognize stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of our control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.
We use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. Our option-pricing model requires the input of certain assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Capitalized Internally-Developed Software, Net
We capitalize qualifying software development costs related to new features and enhancements to the functionality of our platform and related products, as well as implementation. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage.
We review capitalization criteria for each project individually, which requires us to exercise judgement as to what costs are capitalizable. Capitalized costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. We determine the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. The amortization of costs related to the platform applications is included in cost of revenue in the statement of operations.
Significant judgments related to the capitalization of internal use software costs include determining whether it is probable that projects will result in new or additional functionality, concluding on when the application development phase starts and ends, and estimating which costs, especially employee compensation costs, should be capitalized.
Recently Adopted Accounting Pronouncements
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Recently Adopted” and “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Not Yet Adopted” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our capital lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to. We also earn interest income generated by cash and cash equivalents held at City National Bank, which is relatively insensitive to interest rate changes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Our credit facility with City National Bank is at a variable interest rate.
Foreign Currency Exchange Rate Risk
Our sales are currently denominated in the U.S. dollar and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be adversely affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.

Item 8. Financial Statements and Supplementary Data

BACKBLAZE, INC.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Backblaze, Inc.
San Mateo, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Backblaze, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2020.
San Jose, California
March 28, 2022

BACKBLAZE, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$104,843	$6,076
Accounts receivable, net	309	209
Prepaid expenses and other current assets	5,930	2,947
Total current assets	111,082	9,232
Property and equipment, net	43,068	38,746
Capitalized internally-developed software, net	7,637	5,682
Other assets	1,794	809
Total assets	$163,581	$54,469
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,075	$1,710
Accrued expenses and other current liabilities	5,109	3,596
Accrued value-added tax (“VAT”) liability	2,511	1,533
Capital lease liability and lease financing obligation, current	13,645	11,320
Deferred revenue, current	21,722	17,587
Debt, current	—	628
Total current liabilities	45,062	36,374
Capital lease liability and lease financing obligation, non-current	19,603	17,886
Deferred revenue, non-current	3,132	1,801
Other long-term liabilities	298	820
Debt, non-current	—	1,644
Total liabilities	$68,095	$58,525
Commitments and contingencies (Note 10)
Convertible Preferred Stock
Convertible preferred stock, $0.0001 and $0.001 par value as of December 31, 2021 and 2020; 10,000,000 and 9,000,000 shares authorized as of December 31, 2021 and 2020, respectively; zero and 3,359,195 shares issued and outstanding with no aggregate liquidation preference and $2,852 as of December 31, 2021 and 2020, respectively.	—	2,784
Stockholders’ Equity (Deficit)
Class A common stock, $0.0001 par value; 113,000,000 and zero shares authorized as of December 31, 2021 and 2020, respectively; 8,227,992 and zero shares issued and outstanding as of December 31, 2021 and 2020, respectively.	1	—
Class B common stock, $0.0001 and $0.001 par value as of December 31, 2021 and 2020, respectively; 37,000,000 and 36,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 22,156,842 and 18,614,905 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	2	5
Additional paid-in capital	131,826	7,794
Accumulated deficit	(36,343)	(14,639)
Total stockholders’ equity (deficit)	95,486	(6,840)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$163,581	$54,469
See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020

Revenue	$67,479	$53,784
Cost of revenue	33,138	25,801
Gross profit	34,341	27,983
Operating expenses:
Research and development	20,536	13,069
Sales and marketing	19,698	11,924
General and administrative	12,901	6,722
Total operating expenses	53,135	31,715
Loss from operations	(18,794)	(3,732)
Interest expense	(3,677)	(2,886)
Gain on extinguishment of debt	2,299	—
Realized loss on SAFE	(1,436)	—
Loss before provision for income taxes	(21,608)	(6,618)
Income tax provision	96	5
Net loss	$(21,704)	$(6,623)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.07)	$(0.36)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	20,345,655	18,609,422
See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	3,359,195	$2,784	18,596,772	$5	$5,684	$(8,283)	$(2,594)
Net loss	—	—	—	—	—	(6,623)	(6,623)
Adoption of new accounting standard (Topic 606)	—	—	—	—	—	267	267
Issuance of common stock upon exercise of stock options	—	—	18,133	—	19	—	19
Stock-based compensation	—	—	—	—	2,091	—	2,091
Balance as of December 31, 2020	3,359,195	$2,784	18,614,905	$5	$7,794	$(14,639)	$(6,840)
Net loss	—	—	—	—	—	(21,704)	(21,704)
Conversion of convertible preferred stock to Class B common stock upon initial public offering	(3,359,195)	(2,784)	3,359,195	(3)	2,784	—	2,781
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,187,500	1	103,142	—	103,143
Issuance of Class A common stock upon settlement of SAFE notes	—	—	722,860	—	11,566	—	11,566
Issuance of Class A and Class B common stock upon exercise of stock options	—	—	500,374	—	478	—	478
Stock-based compensation	—	—	—	—	6,062	—	6,062
Balance as of December 31, 2021	—	$—	30,384,834	$3	$131,826	$(36,343)	$95,486

See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,704)	$(6,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of Paycheck Protection Program (“PPP”) loan	(2,299)	—
Realized loss and interest expense on SAFE	1,566	—
Depreciation and amortization	16,322	12,951
Stock-based compensation	5,629	1,879
Amortization of deferred contract costs	783	664
(Gain) loss on disposal of assets and other	(4)	42
Changes in operating assets and liabilities:
Accounts receivable	(100)	(128)
Prepaid expenses and other current assets	(3,914)	(1,173)
Other assets	(541)	170
Accounts payable	502	143
Accrued expenses and other current liabilities	1,333	2,302
Accrued VAT liability	978	(191)
Deferred revenue	5,464	1,963
Other long-term liabilities	(495)	820
Net cash provided by operating activities	3,520	12,819
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	17	2
Purchases of property and equipment, net	(7,579)	(2,125)
Capitalized internally-developed software costs	(3,628)	(2,850)
Net cash used in investing activities	(11,190)	(4,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease and lease financing obligations	(12,153)	(10,863)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	106,950	—
Payments of deferred offering costs	(2,977)	(176)
Proceeds from PPP	—	2,272
Proceeds from debt facility	3,500	—
Repayment of debt facility	(3,500)	—
Proceeds from SAFE	10,000	—
Proceeds from lease financing	4,308	—
Proceeds from exercises of stock options	478	19
Net cash provided by (used in) financing activities	106,606	(8,748)
Net increase (decrease) in cash, cash equivalents and restricted cash	98,936	(902)
Cash, cash equivalents and restricted cash at beginning of period	6,076	6,978
Cash, cash equivalents and restricted cash at end of period	$105,012	$6,076
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,526	$2,882
Cash paid for income taxes	$14	$11
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation capitalized internal-use software	$433	$212
Equipment acquired through capital lease obligations	$16,499	$23,083
Accruals related to purchases of property and equipment	$164	$731
Extinguishment of PPP loan	$2,299	$—
Settlement of SAFE notes	$11,566	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$104,843	$6,076
Restricted cash - included in prepaid expenses and other current assets	$169	$—
Total cash, cash equivalents and restricted cash	$105,012	$6,076

See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE INC.
NOTES TO FINANCIAL STATEMENTS
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
Initial Public Offering (“IPO”)
On November 15, 2021, the Company’s IPO had its first closing, in which it issued and sold 6,250,000 shares of our Class A common stock at a public offering price of $16.00 per share. On November 17, 2021, the IPO had its second closing, in which the Company issued and sold 937,500 additional shares at the same per-share price pursuant to the exercise by the underwriters of their option to purchase such shares from us for the purpose of covering over-allotments. Together, these two closings resulted in net proceeds of approximately $103.0 million after deducting the underwriting discounts and commissions and offering expenses. In connection with the IPO and with the filing of our Amended and Restated Certificate of Incorporation in Delaware and the adoption of its Amended and Restated Bylaws, the following occurred, (i) the reclassification of all outstanding shares of the Company’s common stock into an equivalent number of shares of its Class B common stock, (ii) all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock and (iii) the SAFE notes automatically converted into 722,860 shares of Class A common stock.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
Stock Split
During October 2021, the Company effected a 3.6-for-1 stock split of its outstanding common stock and convertible preferred stock. Upon the effectiveness of the stock split, all issued and outstanding shares of common stock and convertible preferred stock and related per share amounts contained in the accompanying financial statements were retroactively revised to reflect this stock split for all periods presented. The par value of the authorized stock was not adjusted as a result of the stock split.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software and their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, expected lease term for capital leases, estimates related to variable consideration, valuation of the Company’s common stock prior to the IPO and stock options and accounting for taxes, including estimates for sales tax and VAT liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
Risks and Uncertainties
COVID-19
The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact Backblaze’s business will depend on future developments, which are highly uncertain and difficult to predict.
Starting in April 2020, Backblaze began to acquire additional hard drives and related infrastructure equipment through capital lease agreements in order to minimize the impact of potential supply chain disruptions. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as higher ongoing interest and depreciation expense related to these lease agreements. While the Company has not yet experienced a supply chain disruption, such a disruption may occur in the future.
The Company may also experience other impacts of the COVID-19 pandemic such as the lack of availability of the Company’s key personnel, additional temporary closures of the Company’s office or the facilities of the Company’s business partners, customers, third party service providers or other vendors, the inability to travel to markets and sell its products, and the interruption of the Company’s access to liquidity and capital or financial markets.
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
Concentrations
Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the balance sheets.
Vendors. The Company acquires infrastructure equipment from third party vendors. Vendors may have limited sources of equipment and supplies which may expose the Company to potential supply and service disruptions that could harm the Company’s business. Two vendors represented in aggregate 24% of total cash disbursements during the year ended December 31, 2021, while three vendors represented 40% of the accounts payable balance as of December 31, 2021. Two vendors represented in aggregate 31% of total cash disbursements during the year ended December 31, 2020, while three vendors represented 20% of the accounts payable balance as of December 31, 2020.

Revenue. The Company derives substantially all of its revenue from the services operating on its Backblaze Storage Cloud platform: its Backblaze B2 Cloud Storage (“B2 Cloud Storage”) and Backblaze Computer Backup (“Computer Backup”) offerings. The potential for severe impact to the Company’s business could result if the Company was unable to operate its platform or serve customers through its platform, for an extended period of time.
Revenue Recognition
The Backblaze Storage Cloud provides the core platform for the Company’s B2 Cloud Storage consumption-based offering and its Computer Backup subscription-based offering. The Company derives its revenue primarily from fees earned from customers accessing these offerings through its platform, paid monthly in arrears for consumption-based arrangements for B2 Cloud Storage, or charged upfront for subscription-based arrangements for Computer Backup. The Company provides services to its customers under subscription-based arrangements of one month, one-year and two-years, which automatically renew at the end of the respective term.
The Company also recognizes revenue from products offered to its customers for the ability to securely restore data using a USB drive (“USB Restore”) and for migrating large data sets to its platform using its proprietary Fireball device. The Company refers to these products as its “Physical Media revenue”. Physical Media revenue was approximately 1% of the Company’s revenue for the years ended December 31, 2021 and 2020.
The Company’s monthly subscription arrangements do not provide customers with refund rights. One and two-year subscription arrangements are eligible for a full refund up to 30 days after subscribing. For its Physical Media revenue, the Company offers a full refund to its customers restoring data using a USB drive, if the drives are returned to the Company within 30 days of receipt. The Company recognizes revenue net of its estimate of expected customer cancellations and returns. These estimates involve inherent uncertainties and use of management’s judgment.
While the majority of the Company’s customers pay via credit card, amounts that have been invoiced are recorded in accounts receivable and in revenue, or deferred revenue, depending on whether appropriate revenue recognition criteria have been met. As the Company provides its offerings as a hosted service, it does not provide customers the contractual right to take possession of the software at any time, does not incur set up costs, nor does it charge an installation fee for its new customers.
The Company adopted Accounting Standards Codification (“ASC”) 606 on January 1, 2020 using the modified retrospective method and determines revenue recognition through the following five steps:
1. Identify the contract with a customer. The Company considers the terms and conditions of the contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors; however, as approximately 98% and 99% of the Company’s revenue was generated from customers paying via credit card during the year ended December 31, 2021 and 2020, respectively, the risk of non-payment is reduced.
2.. Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services and products that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. The Company’s contracts typically contain a single distinct performance obligation representing one of its Backblaze Storage Cloud platform offerings, which includes either B2 Cloud Storage and Computer Backup services and related customer support. Customers also have the option to purchase a USB device for USB Restore and rental of its Fireball device at the standalone selling price (“SSP”).
3. Determine the transaction price. The transaction price is determined based on the consideration the Company expects to receive in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. The Company’s variable consideration includes consumption-based revenue and revenue arrangements that offer the right of return. The Company offers a 30 day right of return for its 1 and 2-year subscription-based arrangements and records a refund liability based on historical return data. Certain fees that are considered consideration payable to a customer are accounted for as a reduction of the transaction price. None of the

Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
4. Allocate the transaction price to performance obligations in the contract. Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The Company determines relative standalone selling price for performance obligations based on the price it sells a good or service separately.
5. Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized when control of the services is transferred to the customers and in an amount that reflects the consideration the Company expects to receive in exchange for those services. Performance obligations are satisfied over time when the customer simultaneously receives and consumes the benefits as the entity performs. Revenue is generally recognized over the common measure of progress (i.e., time-based or consumption-based) for the entire performance obligation. Revenue from subscription-based arrangements is recognized on a straight-line basis over the contractual term beginning on the date that the service commences, as customers are entitled to the same benefits throughout the contractual term. Fees from consumption-based arrangements are recognized as services are delivered based on the amount of daily storage consumed. Revenue for USB Restore is recognized as USB devices are delivered to customers, and recognition of the Company’s Fireball device rental is time-based.
The Company also offers a 15-day free trial period for its subscription-based arrangements. The Company does not enter into a contract with the customer during this trial period. Under its consumption-based arrangements, the Company does not charge customers until at least 10 gigabytes of data have been stored.
The Company applied the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its consumption-based contracts and contracts with original duration of one year or less. The non-current deferred revenue balance of $3.1 million on the Company’s balance sheet as of December 31, 2021 will be recognized in 2023. As of December 31, 2020, the Company’s non-current deferred revenue balance was $1.8 million, which will be recognized in 2022.
For revenue generated from arrangements that involve third-parties, the Company evaluates whether it is the principal or the agent based on maintaining control over the services being provided and maintaining the relationship with the end-customer. Substantially all of the Company’s revenue is reported on a gross basis, as the Company is the principal.
Cost of Revenue
Cost of revenue includes costs directly associated with the delivery of services and products, which consists of expenses for providing Backblaze’s platform to its customers. These expenses include rent and utilities for operating in co-location facilities, network and bandwidth costs, shipping and handling for Physical Media revenue, depreciation of the Company’s equipment and capital lease assets in co-location facilities and other infrastructure expenses incurred in connection with its customers’ use of its services. Personnel-related costs associated with customer support and maintaining service availability include salaries, benefits, bonuses and stock-based compensation. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs and allocated overhead costs.
Research and Development Costs
Research and development costs consist primarily of personnel-related expenses associated with the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation. Research and development costs also include consultants or professional services fees, costs related to the support and maintenance of systems used in product development, subscription services for use by its research and development organization and an allocation of its overhead costs. Research and development costs are generally expensed as incurred, unless they qualify as capitalized internal-use software.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the statements of operations. These costs were approximately $3.3 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying the enacted statutory tax rates applicable to future years to differences between the carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance to amounts that are more likely than not to be realized.
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to unrecognized tax benefits as income tax expense in its statements of operations. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities, which may challenge tax positions taken by the Company.
Stock-based Compensation
All stock-based compensation to employees is measured on the grant date, based on the fair value of the awards on the date of grant. The Company recognizes compensation cost for its awards on a straight-line basis over the requisite service period, which is generally a vesting period of four years.
The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options. The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. If an award contains a provision whereby vesting is accelerated upon a change in control, the Company recognizes stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of its control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.
Cash and Cash Equivalents
Cash and cash equivalents include cash and certain highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value due to their generally short maturities.
Fair Value of Financial Instruments
The Company measures financial assets and liabilities at fair value at each reporting date. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. The classification of the Company’s financial assets within the hierarchy is as follows:
Level 1—Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market funds.
Level 2—Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and other liabilities and deferred revenue approximate their respective fair values due to the short maturities of those instruments.
Accounts Receivable, Net
Accounts receivable are recorded net of an allowance for doubtful accounts, when the Company has an unconditional right to payment. The allowance for doubtful accounts is estimated based on the Company’s assessment of its ability to collect on customer accounts receivable and was not material as of December 31, 2021 and 2020. The

Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued.
Unbilled Accounts Receivable
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers due to consumption-based usage that is billed monthly in arrears. Substantially all of the Company’s unbilled accounts receivable is charged via a credit card upon billing. Unbilled accounts receivable is included in prepaid expenses and other current assets on the balance sheets. The balance of unbilled accounts receivable as of December 31, 2021 and 2020 is presented in Note 6.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting and consulting fees relating to the Company’s IPO, are capitalized in other assets on the balance sheet. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO.
Deferred Contract Costs
Commissions paid to affiliates for new customers or customer renewals are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded when earned and are amortized over the expected benefit period using the straight-line method. As renewal commission is commensurate with a commission in an initial sale, such amounts are capitalized and amortized over the stated contract term. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the Company’s balance sheets. Expense for commissions are included in sales and marketing expenses in the statements of operations.
Property and Equipment, Net
Property and equipment, both owned and under capital leases, are stated at cost, less accumulated depreciation, which is computed on a straight-line basis over the asset’s estimated useful life. Leasehold improvements are depreciated over the shorter of the useful life of the asset or expected lease term. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Construction-in-progress is not depreciated. Fully depreciated assets are retained in property and equipment until removed from service.
The following table presents the estimated useful lives of property and equipment:

Property and Equipment	Useful life
Data center equipment	3 - 5 years
Machinery and equipment	3 - 5 years
Computer equipment	3 - 5 years
Leasehold improvements	Shorter of useful life or expected lease term
Capitalized Internally-Developed Software, Net
The Company capitalizes qualifying software development costs related to new features and enhancements to the functionality of its platform and related products, as well as certain implementation costs. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

The Company reviews its capitalization criteria for each project individually. Capitalized costs are amortized over the estimated useful life of the software, which is generally five years, on a straight-line basis, and represents the manner in which the expected benefit will be derived. The Company determines the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. The amortization of costs related to the platform applications is included in cost of revenue in the statements of operations.
Significant judgments related to the capitalization of software costs include determining whether it is probable that projects will result in new or additional functionality, concluding on when the application development phase starts and ends and estimating which costs, especially employee compensation costs, should be capitalized.
Impairment of Long-lived Assets
Long-lived assets with finite lives include property and equipment, capitalized internally-developed software, and certain implementation costs incurred for cloud computing arrangements. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group during the quarter in which the determination is made.
Deferred Revenue
The Company records deferred revenue when customer payments are received in advance of satisfying the performance obligations on the Company’s contracts. Subscription-based arrangements are generally billed and paid in advance of satisfaction of these performance obligations. Deferred revenue relating to the Company’s subscription-based arrangements that have a contractual expiration date of less than 12 months are classified as current. The Company classifies deferred revenue from services that will be provided in more than 12 months as non-current on its balance sheets.
Leases
The Company enters into capital lease arrangements for hard drives and related equipment, and operating leases for rental of co-location space in data centers and offices. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. The lease term begins on the date of initial possession of the leased asset. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. Lease classification is determined at the lease commencement date. Capital leases are included in property and equipment, net, on the Company’s balance sheets.
Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. The Company adopted this standard effective January 1, 2021 on a prospective basis. The adoption did not have a material impact on the financial statements. See Note 8 for further details.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, in order to reduce cost and complexity of its application. The Company adopted this standard effective January 1, 2021. The adoption did not have a material impact on the financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities arising from operating leases on the balance sheet. Subsequently, the FASB also issued a series of amendments to this new lease standard that address the transition methods available and clarify the guidance for lessor costs and other aspects of the new lease standard. The Company will adopt the standard effective January 1, 2022 and expects to adopt using the modified retrospective transition method without restating comparative periods. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements for operating leases outstanding as of December 31, 2021 and the impact of recognition of lease assets and lease liabilities arising from operating leases on its balance sheet.
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
Note 3. Revenues
Impact of the New Revenue Standard, ASC 606
The Company recorded a net reduction to accumulated deficit of $0.3 million, as of January 1, 2020 due to the cumulative impact of adopting ASC 606 and ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers. Prior to the adoption, the Company had not capitalized contract costs on its December 31, 2020 balance sheet. The following table summarizes the cumulative transition adjustments for the adoption of the new revenue standard recorded on the January 1, 2020 balance sheet to reflect the aggregate impact of capitalizing eligible contract costs under ASC 340-40 from all contracts not completed as of January 1, 2020 (in thousands).

	December 31, 2019 balance sheet	Cumulative transition adjustment for the new revenue standard	January 1, 2020 balance sheet
Assets
Prepaid expenses and other current assets	$2,023	$236	$2,259
Other assets	835	31	866
Equity
Accumulated deficit	(8,283)	267	(8,016)
The following tables summarize the impact of the new revenue standard on the Company’s statement of operations for the year ended December 31, 2020 and the balance sheet as of December 31, 2020. The impact noted in the tables below is a result of the Company’s adoption of accounting for deferred contract costs under ASC 340-40 in conjunction with its adoption of ASC 606 (in thousands).

		For the Year Ended December 31, 2020
	As reported	Impact of the new revenue standard	Results under the prior revenue standard
Operating Expenses
Sales and marketing	$11,924	$66	$11,990

		December 31, 2020
	As reported	Impact of the new revenue standard	Results under the prior revenue standard
Assets
Prepaid expenses and other current assets	$2,947	$(387)	$2,560
Other assets	809	(42)	767
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.8 million and $0.7 million during the year ended December 31, 2021 and 2020, respectively. The amount of capitalized contract costs was $0.4 million as of December 31, 2021 and 2020, respectively.
Deferred Revenue
Deferred revenue was $24.9 million and $19.4 million as of December 31, 2021 and 2020, respectively. Revenue recognized during the year ended December 31, 2021 and 2020 was approximately $17.6 million and $15.8 million, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on the balance sheets presented approximate its contract liability balance as of December 31, 2021 and 2020.
Disaggregation of Revenues
The following table presents the Company’s revenues disaggregated by timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2021	2020

Consumption-based arrangements (B2 Cloud Storage)	$22,632	$14,240
Subscription-based arrangements (Computer Backup)	44,117	38,926
Physical Media	730	618
Total revenue	$67,479	$53,784
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Years Ended December 31,
	2021	2020

United States	$48,346	$38,869
Other	19,133	14,915
Total	$67,479	$53,784
Note 4. Cash Equivalents
The Company’s cash equivalents on its balance sheets included money market funds with an amortized cost and estimated fair value of $2.7 million as of December 31, 2020. The Company had no money market funds as of December 31, 2021.

Note 5. Fair Value Measurements
The following table presents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Level 1		Level 2		Level 3
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Assets
Cash equivalents:
Money market funds	$—	$2,651	$—	$—	$—	$—
Total	$—	$2,651	$—	$—	$—	$—
Fair values determined by Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets.
The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of December 31, 2021 including cumulative realized gains and losses recognized during the year months ended December 31, 2021 (in thousands):

Year Ended December 31, 2021

Beginning balance as of December 31, 2020	$—
Sale of SAFE notes	10,000
Total realized loss	1,436
Conversion of SAFE notes	(11,436)
Ending balance as of December 31, 2021	$—

Level 3 instruments are characterized by unobservable inputs that are supported by little or no market activity, which require management judgment or estimation. The fair value of the SAFE notes was determined in interim periods during 2021 using unobservable inputs. In valuing the SAFE notes, the Company used a Monte Carlo simulation to forecast a range of probability-weighted settlement paths in combination with income, market, and cost-based valuation approaches. The settlement paths used probabilities ranging from 5% to 65%. The Company used a discount rate of approximately 30% to adjust the probability-weighted settlement paths to their present value. An increase in the discount rate would decrease the fair value of the instrument, and an increase in probabilities of certain settlement paths would increase the fair value of the instrument.

The fair value of the SAFE notes, upon conversion, was determined using the Company’s Class A common stock valuation of $16.00 as of the settlement date of November 10, 2021, which is also the Company’s IPO date. See Note 11 for further details on the SAFE Notes.

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020

Unbilled accounts receivable	$1,220	$841
Prepaid expenses	2,403	643
Prepaid subscriptions	730	276
Prepaid flash drives	378	—
Capitalized commissions	345	315
Receivable from payment processor	289	268
Prepaid data migration fees	93	71
Other	472	533
Total prepaid expenses and other current assets	$5,930	$2,947
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020

Data center equipment	$25,338	$10,538
Leased and financed data center equipment	50,419	51,852
Machinery and equipment	7,803	4,369
Computer equipment	1,631	1,176
Leasehold improvements	956	876
Construction-in-process	—	2,358
Total property and equipment	86,147	71,169
Less: accumulated depreciation	(43,079)	(32,423)
Total property and equipment, net	$43,068	$38,746
Depreciation expense was $14.6 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively. For the Company’s equipment under capital leases and collateralized financing obligations, accumulated depreciation was $13.5 million and $19.6 million as of December 31, 2021 and 2020, respectively. The carrying value of the Company’s equipment under capital lease agreements and collateralized financing obligations was $36.9 million and $32.3 million as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021 and 2020, the Company recorded a gain and a loss of less than $0.1 million, respectively, as a result of disposing of certain hard drives. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The loss and gains are recorded as general and administrative expenses in the Company’s statements of operations.
As of December 31, 2021 and 2020, substantially all of the Company’s assets were held in the United States.

Note 8. Capitalized Internally-Developed Software, Net
Capitalized internally-developed software, net consisted of the following (in thousands):

	December 31,
	2021	2020

Developed software	$12,535	$8,593
General and administrative software	144	466
Total capitalized internal-use software	12,679	9,059
Less: accumulated amortization	(5,042)	(3,377)
Total capitalized internal-use software, net	$7,637	$5,682
In accordance with the adoption of ASU 2018-15, during 2021 the Company aligned its capitalization of implementation costs for cloud computing arrangements with its accounting for the underlying software license included in such arrangements. Accordingly, the Company reclassified these implementation costs on its balance sheet in prepaids expenses and other current assets and other assets as of December 31, 2021, on a prospective basis.
Amortization expense of capitalized internal-use software was $1.7 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. Amortization of developed software and software for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s statements of operations for the years ended December 31, 2021 and 2020.
As of December 31, 2021, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
2022	$2,050
2023	1,900
2024	1,635
2025	1,180
2026	727
Thereafter	145
Total	$7,637
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020

Accrued compensation	$1,648	$1,295
Accrued sales tax	1,209	598
Accrued expenses	1,646	1,284
Accrued income tax	15	5
Other	591	414
Accrued expenses and other current liabilities	$5,109	$3,596

Note 10. Commitments and Contingencies
Capital Leases and Lease Financing Obligations
The Company enters into capital lease arrangements to obtain hard drives and related equipment for its data center operations. The terms of these agreements primarily range from three to four years and certain of these arrangements have optional renewals. Contingent rental payments are generally not included in the Company’s lease agreements. The leases are generally secured by the underlying leased equipment.
The future minimum commitments for these capital leases and lease financing obligations as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,
2022	$16,765
2023	14,123
2024	6,707
2025	617
2026	—
Thereafter	—
Total future minimum lease and financing commitments	38,212
Less imputed interest	(4,964)
Total liability	$33,248
For the Company’s assets acquired through capital lease agreements, depreciation expense was $11.5 million and $9.2 million for the years ended December 31, 2021 and 2020, respectively, which is included in cost of revenue in its statements of operations.
During the year ended December 31, 2021, the Company entered into four sale-leaseback arrangements with vendors to provide approximately $4.3 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as lease financing obligations as it has the option to repurchase the assets at their fair value at a future date. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. As of December 31, 2021, the future minimum payments related to the financing agreements consisted of the following (in thousands):

Year Ending December 31,
2022	$1,385
2023	1,385
2024	1,240
2025	387
2026	—
Thereafter	—
Total future minimum financing payments	$4,397

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

The future minimum commitments for these operating leases as of December 31, 2021 were as follows (in thousands), which also include minimum payments for services under our operating lease agreements:

Year Ending December 31,
2022	$4,896
2023	4,351
2024	3,098
2025	1,327
2026	1,363
Thereafter	5,977
Total	$21,012
Rental expense related to the Company’s operating leases was approximately $7.1 million for the year ended December 31, 2021, of which $6.3 million and $0.8 million is included in cost of revenue and general and administrative expenses in its statement of operations, respectively. Rental expense related to the Company’s operating leases was approximately $5.2 million for the year ended December 31, 2020, of which $4.6 million and $0.6 million is included in cost of revenue and general and administrative expenses in its statement of operations, respectively.
In December 2020, the Company ceased use of an existing operating lease agreement for office space and recognized a one-time charge of $0.6 million for the remaining payments under the agreement. The one-time loss was recorded as general and administrative expense in the Company’s statement of operations. The current portion of the remaining obligation from the operating lease agreement is recorded in accrued expenses and other current liabilities and the non-current portion is recorded in other long-term liabilities on the Company’s balance sheet.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to infrastructure agreements used to facilitate the Company’s operations. As of December 31, 2021, the Company had future minimum payments under the Company’s non-cancelable purchase commitments of $1.8 million and $1.5 million payable during the years ending December 31, 2022 and 2023, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $1.1 million and $0.7 million to the 401(k) plan for the years ended December 31, 2021 and 2020, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings will have a material adverse effect on its financial position, results of operations or cash flows. However, the results of legal proceedings are inherently unpredictable and if an unfavorable ruling were to occur in any of the current legal proceedings there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows.
Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s initial analysis, its total accrual for sales tax payable was $1.2 million and $0.6 million as of December 2021 and 2020, respectively, which includes estimated amounts for penalties and interest.

Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $2.5 million and $1.5 million as of December 31,2021 and 2020, respectively, which includes estimated amounts for penalties and interest.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. The Company has agreed in certain circumstances to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. No losses have been recorded in the statements of operations in connection with the indemnification provisions.

Note 11. Debt
Credit Facility
On October 11, 2017, the Company entered into a $15.0 million revolving credit agreement with HomeStreet Bank. Under this agreement, amounts available to be borrowed were based on the lesser of $15.0 million or the Company’s trailing four month’s monthly recurring revenue multiplied by a retention rate as defined in the agreement. Advances on the line of credit bear interest at the Wall Street Journal prime rate plus 0.25%. Borrowings were secured by substantially all of the Company’s assets, with limited exceptions.
During April 2021, the Company amended its revolving credit agreement with HomeStreet Bank. Under this amendment, among other things, (i) amounts available to be borrowed were based on the lesser of $10.0 million or the Company’s trailing four months monthly recurring revenue multiplied by a retention rate set forth in the amendment and (ii) advances on the line of credit bear interest at the Wall Street Journal prime rate plus 1.00%. The revolving credit agreement, as amended, matured on June 1, 2022.
During October 2021, the Company entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit bear interest at the average Secured Overnight Financing Rate (“SOFR”) rate plus 2.75%. The revolving credit agreement matures in September 2024. In connection with this agreement, the Company fully repaid and subsequently terminated its 2017 revolving credit agreement with HomeStreet Bank.
During December 2021, the Company entered into its first amendment to the revolving credit agreement with City National Bank. The amendment removed the financial covenants under the agreement and added a requirement for cash collateral to be posted prior to any advance. As of December 31, 2021, the Company had no outstanding balance and the total amount available to the to be borrowed was $9.5 million.
Paycheck Protection Program
On April 22, 2020, the Company received approximately $2.3 million in funding through the U.S. Small Business Administration’s Paycheck Protection Program that was part of the CARES Act that was signed into law in March 2020. The interest rate on the loan is 1.00% per year and matured in April 2022. The note was payable in monthly installments of principal and interest, beginning in August 2021. The note was able to be repaid at any time with no payment penalty. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company.
An application to forgive the entire amount was submitted with the lender in July 2020. Any request for forgiveness would have been subject to review and approval by the lender and the SBA. Further, the SBA stated that all PPP loans in excess of $2.0 million, and other PPP loans as appropriate, were subject to review by the SBA for compliance with program requirements. If the SBA determined in the course of its review that a borrower lacked an adequate basis for the required certification concerning the necessity of the loan request or the subsequent use of loan proceeds, the SBA will seek repayment of the PPP loan, including interest and potential penalties.
The Company recognized the entire loan amount as a financial liability, with interest accrued and expensed over the term of the loan.
In June 2021, the Company received notification from the SBA that the Company’s forgiveness application of the PPP loan and accrued interest, totaling $2.3 million, was approved in full, and the Company has no further obligations related to the PPP loan. Accordingly, the Company recorded the forgiveness of the PPP loan as gain on extinguishment of debt on its statement of operations as of December 31, 2021.
Convertible notes and related party transactions
During August 2021, the Company issued investors convertible notes (the “Security”) in the amount of $10.0 million. The Security is classified as a Simple Agreement for Future Equity agreement (“SAFE”). The convertible notes are automatically convertible into shares of the Company’s Class A common stock upon the completion of an initial public offering (or other liquidity event if sooner) at a discounted price to the value of its common stock at the time of such event. The discount shall initially be equal to 10% and shall increase by an additional 10% annually following the effective date, subject to a maximum discount of 50%. The discount shall be adjusted pro-rata on a monthly basis, increasing on the monthly anniversary of the effective date of the agreement. Interest shall accrue at the simple rate of 5% per annum of the outstanding amount commencing upon the effective date of the agreement and continuing until the outstanding principal amount has been paid in full or converted. The accrued interest shall be added to the purchased amount upon conversion into equity. If there is a change of control event, these SAFE notes will automatically convert into the securities offered in connection with such change of control event.
The Company determined that the SAFE notes should be classified as a liability based on evaluating the characteristics of the instrument, which contained both debt and equity-like features. As such, the Company recorded the carrying value of the SAFE notes and the associated accrued interest as a current liability on its balance sheet upon its issuance. On November 10, 2021, in connection with the IPO, the SAFE notes automatically converted into 722,860 shares of Class A common stock. The Company valued the notes on the settlement date of November 10, 2021 based on the Class A common stock price of $16.00, which was the price of the Class A common stock sold in the IPO. This valuation resulted in a realized loss of $1.4 million that the Company recorded in its statement of operations.
Furthermore, $2 million of the SAFE notes were purchased by TMT Investments PLC, a beneficial holder of more than 5% of the Company’s capital stock, and was deemed to be a related party transaction.
Note 12. Convertible Preferred Stock
Convertible preferred stock is carried at its issuance price, net of issuance costs.
As of December 31, 2020, convertible preferred stock consisted of the following (in thousands, except share data):

	Shares authorized	Shares issued and outstanding	Carrying value	Aggregate liquidation preference
Preferred stock:
Series 1	2,520,000	1,325,898	$350	$350
Series A	1,064,153	1,064,153	1,131	1,250
Series A-1	1,938,290	969,144	1,303	1,252
Total	5,522,443	3,359,195	$2,784	$2,852

In connection with the IPO on November 10, 2021, and with the filing of the Company’s Amended and Restated Certificate of Incorporation in Delaware and the adoption of its Amended and Restated Bylaws, all outstanding shares of convertible preferred stock were converted into 3,359,195 shares of Class B common stock.

As of December 31, 2021 and 2020, the Company had 10,000,000 and 9,000,000 shares of preferred stock authorized. Significant rights and preferences of the above convertible preferred stock are as follows:

Conversion. Each share of convertible preferred stock is convertible, at the option of the holder, into one share of common stock, prior to the Company’s adoption of a dual class structure upon IPO, as determined by dividing its original price per share for the relevant series, plus any accrued but unpaid dividends on such shares, by the conversion price for such series. The conversion price of the Series 1 Preferred shall be $0.2640, the Series A Preferred shall be $1.18 and the Series Preferred A-1 shall be $1.29. Each share of convertible preferred stock automatically converts into the number of shares of common stock into which such shares are convertible at the then-effective conversion ratio upon (i) the written request of a majority of the outstanding shares of convertible preferred stock voting together as a single class on an as-if-converted basis or (ii) the closing of a firmly underwritten public offering of common stock with gross proceeds of at least $50 million.
Voting. The holders of convertible preferred stock are entitled to one vote per share, which is the same number of votes per share as common stock into which the convertible preferred stock is convertible. The holders of convertible preferred stock vote together as one class with the holders of common stock.
Dividends. Holders of convertible preferred stock shall be entitled to receive, when, as, and if declared by the Board of Directors (the “Board”), but only out of funds that are legally available therefor, cash dividends. Such dividends shall be payable on a pari passu basis and only when, as, and if declared by the Board and shall be non-cumulative. No dividends on convertible preferred stock or common stock have been declared by the Board through December 31, 2021.
Liquidation preference. In the event of any liquidation, dissolution, or winding-up of the Company, whether voluntary or involuntary (a “Liquidation Event”), the holders of convertible preferred stock shall be entitled, before any distribution or payment shall be made to the holders of common stock, to be paid out of the assets of the Company legally available for distribution for each share of convertible preferred stock, an amount per share of convertible preferred stock equal to the sum of the original issuance price plus all declared and unpaid dividends on such convertible preferred stock. Shares of convertible preferred stock shall not be entitled to be converted into shares of common stock in order to participate in any distribution as shares of common stock without first foregoing participation in such distribution as shares of convertible preferred stock. If, upon any such Liquidation Event, the assets of the Company shall be insufficient to make payment in full to all holders of the convertible preferred stock, then the assets shall be distributed among the holders of convertible preferred stock on a pari passu basis, in proportion to the full amounts to which they would otherwise be respectively entitled.
After the payment of the full liquidation preference to convertible preferred stockholders, the remaining assets of the corporation legally available for distribution to stockholders will be distributed ratably to the holders of common stock.
Classification. The convertible preferred stock is contingently redeemable upon certain deemed liquidation events such as a change in control or an involuntary winding-up or dissolution of the Company. The convertible preferred stock is not mandatorily redeemable, but since a deemed liquidation event would constitute a redemption event outside of the Company’s control, all shares of convertible preferred stock have been presented outside of permanent equity in mezzanine equity on the balance sheets.
Note 13. Stockholders’ Equity (Deficit)
Common Stock. In connection with the IPO, the amended and Restated Certificate of Incorporation provided for a dual class common stock structure, all outstanding shares of the Company’s common stock converted into an equivalent number of shares of its Class B common stock, and all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock. The Class B common stock on the Company’s balance sheets presented is representative of its common stock prior to the inception of the dual class structure. Subsequent to the IPO, the Company has two classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting, transfer, and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock.

The Company had reserved shares of common stock for future issuance as follows:

December 31,
2021
Convertible preferred stock	—
2011 Equity Incentive Plan
Options outstanding	13,506,662
Shares available for future grants	—
2021 Equity Incentive Plan
Options outstanding	1,433,520
RSU’s outstanding	18,750
Shares available for future grants	3,880,274
Total	18,839,206
Stock Options. Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

Restricted Stock Units (“RSUs”). RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a one year period and expire ten years from the date of grant.

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Stock Options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2019	1,043,212	8,549,996	$1.93	6.53	$5,834
Shares authorized	2,700,000
Granted	(3,317,134)	3,317,134	3.20
Exercised	—	(18,133)	1.03
Cancelled	439,261	(439,261)	2.67
Balance as of December 31, 2020	865,339	11,409,736	$2.27	6.52	$36,889
Shares authorized	7,242,500
Granted	(4,437,720)	4,437,720	12.15
Exercised	—	(500,374)	0.96
Cancelled	406,900	(406,900)	4.52
2011 Equity Plan Expiration	(177,995)	—
RSUs granted	(18,750)	—
Balance as of December 31, 2021	3,880,274	14,940,182	$5.19	6.69	$182,843
Vested and exercisable as of December 31, 2021		8,444,516	$2.13	4.80	$124,616
The weighted-average grant-date fair value of options granted was $7.10 and $2.40 during the years ended December 31, 2021 and 2020, respectively. The aggregate grant-date fair value of options vested was $3.7 million and $1.5 million during the years ended December 31, 2021 and 2020, respectively. The intrinsic value of options exercised was $5.6 million and less than $0.1 million during the years ended December 31, 2021 and 2020, respectively. Intrinsic value represents the difference between the exercise price of the options and the fair value of the Company’s underlying common stock of the option award.

Promissory notes

In June 2021, the Company issued full-recourse promissory notes to four employees of the Company for an aggregate principal amount of $48.0 thousand with an interest rate of 0.13% per annum. All of the principal was used to exercise options for 234,526 shares of the Company’s common stock. As of December 31, 2021, the promissory notes have been settled.

ESPP
In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. The initial offering period commenced in November 2021 and the first purchase date will occur in May 2022. Eligible employees enrolled in the offering period at the start of each purchase period, may purchase a number of shares at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date.
Note 14. Stock-Based Compensation

Equity Incentive Plans
2011 Equity Incentive Plan. In 2011, the Company’s Board of Directors approved the adoption of the 2011 Stock Plan (the “Plan”). The Plan provides for the grant of stock-based awards to employees, non-employee directors and other service providers of the Company. During April 2020, the Company’s Board approved an increase to the number of authorized shares under the Plan by 2,700,000. Following the increase, the Plan had 12,420,000 shares authorized as of December 31, 2020. During March 2021, the Company’s Board approved an increase to the number of authorized shares under the Plan by 1,800,000. Following the increase, the Plan had 14,220,000 shares authorized. During August 2021, the Company’s Board approved an increase to the number of authorized shares under the 2011 Stock Plan by 180,000. The Plan expired in September 2021.
2021 Equity Incentive Plan. In October 2021, The Company’s Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and it was approved by stockholders in October 2021. The 2021 Plan replaced our 2011 Plan. However, awards outstanding under our 2011 Plan will continue to be governed by their existing terms. The 2021 Plan has the features described below.
Share Reserve. The number of shares of our common stock available for issuance under our 2021 Plan equals the sum of 5,262,500 shares plus up to approximately 13,719,000 shares subject to awards granted under our 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2022 and ending in 2031, by a number equal to the least of (i) 4,784,100 shares, (ii) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors.
In general, to the extent that any awards under the 2021 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if we reacquire the shares subject to awards granted under our 2021 Plan, those shares will again become available for issuance under our 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.

Stock Options
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the years ended December 31, 2021 and 2020, inclusive of grants from the 2021 and 2011 Equity Incentive Plans:

	For the Years Ended December 31,
	2021	2020

Expected term (in years)	6.0	5.9
Expected volatility	49.1%	48.9%
Risk-free interest rate	1.10%	0.46%

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

Fair value of underlying common stock. Prior to the IPO, because the Company’s common stock was not yet publicly traded, the Company estimated the fair value of common stock. The Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

RSU’s
During November 2021, in connection with the IPO, the Company granted its first RSUs under the 2021 Plan to certain of its non-employee directors. These restricted stock awards vest upon the one-year anniversary of the award. As of December 31, 2021, 18,750 RSU’s had been granted, and no RSU’s had been vested, forfeited or cancelled.

Stock-based compensation expense
Stock-based compensation expense included in the statements of operations was as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Cost of revenue	$509	$100
Research and development	2,129	750
Sales and marketing	1,652	670
General and administrative	1,339	359
Total stock-based compensation expense	$5,629	$1,879
During the years ended December 31, 2021 and 2020, the Company capitalized $0.4 million and $0.2 million, respectively, of stock-based compensation for the development of internal-use software. As of December 31, 2021, total compensation cost related to stock options not yet vested was $32.8 million, which will be recognized over a weighted-average period of 3.0 years.
During the years ended December 31, 2021 and 2020, the Company’s Board approved modifications to extend the exercise period of vested options for certain terminated employees by the earlier of five years from the employee’s termination date or the option expiration date. The modification was effective upon the Board’s approvals, which resulted in incremental stock-based compensation expense during both years. As a result, the Company recognized an incremental $0.1 million in stock-based compensation during both years ended December 31, 2021 and 2020, respectively.

Note 15. Net Loss per Share Attributable to Common Stockholders

The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in our net losses. Prior to the IPO, our participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in our losses, and as a result, net losses were not allocated to these participating securities. The Company considers its convertible preferred stock to be participating securities.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data). The shares issued in the IPO, the shares issued pursuant to the exercise by the underwriters of an option to purchase additional shares, and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock and SAFE notes are included in the table below weighted for the period outstanding. For illustration purposes, Class B common stock in the table below represents the Company’s common stock prior the adoption of the dual class structure in connection with the IPO.

	For the Year Ended December 31,
	2021		2020
	(in thousands, except share and per share amounts)
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(1,137)	$(20,567)	N/A	$(6,623)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	1,065,955	19,279,700	N/A	18,609,422
Net loss per share attributable to common stockholders – basic and diluted	$(1.07)	$(1.07)	N/A	$(0.36)
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

	As of December 31,
	2021	2020

Convertible preferred stock	—	3,359,195
RSU’s	18,750
Stock options	14,940,182	11,409,736
Total	14,958,932	14,768,931

Note 16. Income Taxes
The following table presents the components of net loss before income taxes (in thousands):

	For the Years Ended December 31,
	2021	2020
United States	$(21,608)	$(6,618)
Loss before provision for income taxes	$(21,608)	$(6,618)
The provision for income taxes for the years ended were as follows (in thousands):

	As of December 31,
	2021	2020
Current
Federal	$—	$—
State	58	5
Total current	58	5
Deferred:	—	—
Federal	38	—
State	—	—
Total deferred	$38	$—
Total provision	$96	$5

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate:

	For the Years Ended December 31,
	2021	2020
Statutory federal income (benefit) rate	(21)%	(21)%
Increase (decrease) resulting from:
State income tax rate	(6)%	(7)%
Change in valuation allowance	33%	32%
Permanent items	—%	—%
Tax credits	(4)%	(7)%
Stock-based compensation	2%	6%
Other	(1)%	3%
Debt instruments	2%	—%
PPP loan adjustment	(2)%	—%
Fixed assets	(3)%	(6)%
Effective tax rate	—%	—%

The components of the Company’s deferred tax assets and liabilities consisted of (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$12,149	$10,006
R&D credit carryforwards	4,323	2,919
Stock-based compensation	317	287
Accruals and other	2,012	772
	18,801	13,984
Valuation allowance	(12,747)	(5,557)
Total deferred tax asset	6,054	8,427
Deferred tax liability:
Fixed assets	(4,258)	(7,050)
Capitalized internal-use software	(1,834)	(1,377)
Total deferred tax liability	$(6,092)	$(8,427)
Net deferred tax asset/(liability)	$(38)	$—
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not more likely than not and, accordingly, has provided a valuation allowance.
The valuation allowance increased by $7.2 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had federal and state NOL carryforwards of $53.0 million and $16.9 million, respectively. The federal NOL carryforwards consisted of $16.0 million generated before January 1, 2018, which will begin to expire in 2034 but are able to offset 100% of taxable income and $37.0 million generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning in tax years after December 31, 2021 as provided by the CARES Act.
The Company has federal research and development (“R&D”) credit carryforwards of $3.4 million which will begin to expire in 2032 and California R&D credit carryforwards of $2.0 million which do not expire. The Company also has $0.1 million of California enterprise zone credits which will begin to expire in 2028.
The utilization of NOLs and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”), a corporation that undergoes an ownership change may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Sections 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOLs or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
On March 27, 2020, the CARES Act was signed into law. Among some of the items that the CARES Act affects are changes to NOL limitations, NOL carryforward and carryback periods, changes to interest limitations, and depreciation of qualified improvement property. The tax provisions under the CARES Act do not have a material impact on the income tax provision for the year ended December 31, 2021 given the existence of the full valuation allowance.

On June 29, 2020, California State Assembly Bill 85 (the “Trailer Bill”) was enacted which suspends the use of California NOL deductions and certain tax credits, including research and development tax credits, for the 2020, 2021, and 2022 tax years. The Trailer Bill did not have a material impact on the Company’s financial statements as of December 31, 2021.
Uncertain Income Tax Positions
The total amount of unrecognized tax benefits as of December 31, 2021 was $0.8 million which related to federal and state R&D credits. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of year	$584	$421
Tax positions related to the current year:
Additions	233	163
Reductions	—	—
Tax positions related to the prior year:
Additions	—	—
Reductions	—	—
Settlements	—	—
Lapses in statute	—	—
Balance at end of year	$817	$584
The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2021, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months of this reporting date.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2007 due to NOLs that are being carried forward for tax purposes.
Note 17. Subsequent Events
Since December 31, 2021, the Company has entered into various capital lease agreements for acquiring infrastructure equipment to operate its core business. The Company’s future minimum commitment under these agreements total approximately $3.9 million and extend through 2025.

Subsequent to receipt of IPO proceeds, during January 2022, the Company entered into investments of short-term commercial paper in the amount of approximately $90 million.
During March 2022, the Company’s Compensation Committee approved the issuance of approximately 780,000 RSUs with service-based vesting periods that are satisfied over three or four years. The Company expects to recognize approximately $8.7 million in stock-based compensation on a straight-line basis over the vesting period of these awards.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K were not effective, due to the material weakness in our internal controls over financial reporting described below.

Changes in Internal Control over Financial Reporting
As of December 31, 2019, we identified four material weaknesses in our internal control over financial reporting, as defined by the standards established by the Sarbanes-Oxley Act of 2002. Each of these material weaknesses related to control activities as follows: (1) our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions and reconciliations. These deficiencies resulted in errors in certain financial statement areas, such as cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, capital lease liability and sale leaseback transactions, accrued compensation and income tax; (2) our controls were not adequately designed to consider certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition, which could have resulted in a material misstatement; (3) our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instrument; and (4) our controls were not adequately designed to consider the accurate recording of value added taxes and sales and use taxes, resulting in misstatements.
Additionally, as of December 31, 2021, we determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. Although these control weaknesses did not result in any material misstatement of our financial statements for the periods presented, they could have led to a material misstatement of account balances or disclosures.
During the year ended December 31, 2021, we continued implementing measures to remediate the identified material weaknesses, including: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) user access review of systems that support financial reporting and a preliminary review of segregation of duties; (3) implementing a new enterprise resource planning (“ERP”) system and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, and a Director of IT who was hired shortly after December 31, 2021; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions.
The actions we took were subject to ongoing executive management review and also to audit committee oversight. As of December 31, 2021, the material weaknesses have not been remediated.

Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exemption from Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)
(1) Financial Statements
(2) Financial Statement Schedules. All financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes, which is incorporated herein by reference.
(3)Exhibits. The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant, as currently in effect.	10-Q	001-41026	3.1	12/14/2021

3.2	Amended and Restated Bylaws	10-Q	001-41026	3.2	12/14/2021

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934					X

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-260333	10.1	10/18/21

10.2	2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-260333	10.2	10/18/21

10.3	2021 Equity Incentive Plan and form of agreements thereunder.	S-1	333-260333	10.3	10/18/21

10.4	2021 Employee Stock Purchase Plan.	S-1	333-260333	10.4	10/18/21

10.5	Offer Letter, dated February 14, 2020, by and between the Company and Frank Patchel.	S-1	333-260333	10.5	10/18/21

10.6†	Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	S-1	333-260333	10.6	10/18/21

10.7	Form of Simple Agreement for Future Equity, by and between the Company and certain of its investors.	S-1	333-260333	10.7	10/18/21

10.8	First Amendment to the Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page to this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

_______________
*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Backblaze, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 28th day of March, 2022.

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman Chief Executive Officer and Chairperson

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gleb Budman and Frank Patchel, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gleb Budman	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 28, 2022
Gleb Budman

/s/ Frank Patchel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022
Frank Patchel

/s/ Brian Wilson	Chief Technology Officer and Director	March 28, 2022
Brian Wilson

/s/ Timothy Nufire	Chief Cloud Officer and Director	March 28, 2022
Timothy Nufire

/s/ Jocelyn Carter-Miller	Director	March 28, 2022
Jocelyn Carter-Miller

/s/ Barbara Nelson	Director	March 28, 2022
Barbara Nelson

/s/ Earl E. Fry	Director	March 28, 2022
Earl E. Fry

/s/ Evelyn D’An	Director	March 28, 2022
Evelyn D’An