Form 10-Q
period 2022-03-31
Backblaze, Inc.
filed 2022-05-10
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of April 30, 2022, 12.6 million shares of the registrant’s Class A common stock were outstanding, and 18.2 million shares of registrant's Class B common stock were outstanding.

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
•the impact of the COVID-19 pandemic, inflation, war and other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,290	$104,843
Accounts receivable, net	241	309
Short-term investments	79,843	—
Prepaid expenses and other current assets	5,913	5,930
Total current assets	105,287	111,082
Property and equipment, net	43,678	43,068
Operating lease right-of-use assets	4,677	—
Capitalized software, net	8,689	7,637
Other assets	1,873	1,794
Total assets	$164,204	$163,581
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,528	$2,075
Accrued expenses and other current liabilities	6,138	5,109
Accrued value-added tax (“VAT”) liability	2,957	2,511
Finance lease liabilities and lease financing obligations, current	15,107	13,645
Operating lease liabilities, current	1,953	—
Deferred revenue, current	22,571	21,722
Total current liabilities	51,254	45,062
Finance lease liabilities and lease financing obligations, non-current	18,984	19,603
Operating lease liabilities, non-current	3,165	—
Deferred revenue, non-current	3,195	3,132
Other long-term liabilities	38	298
Total liabilities	$76,636	$68,095
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 9,019,361 and 8,227,992 shares issued and outstanding as of March 31, 2022 and December, 31, 2021, respectively.	1	1
Class B common stock, $0.0001 par value; 37,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 21,795,112 and 22,156,842 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in capital	136,438	131,826
Accumulated deficit	(48,873)	(36,343)
Total stockholders’ equity	87,568	95,486
Total liabilities and stockholders’ equity	$164,204	$163,581
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$19,490	$15,312
Cost of revenue	9,681	7,830
Gross profit	9,809	7,482
Operating expenses:
Research and development	7,941	4,269
Sales and marketing	8,029	3,777
General and administrative	5,528	2,253
Total operating expenses	21,498	10,299
Loss from operations	(11,689)	(2,817)
Interest income	75	—
Interest expense	(948)	(871)
Loss before benefit for income taxes	(12,562)	(3,688)
Income tax benefit	(32)	—
Net loss	$(12,530)	$(3,688)
Net loss per share, basic and diluted	$(0.41)	$(0.20)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	30,541,942	18,679,110
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

			Three Months Ended March 31, 2022
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	—	—	(12,530)	(12,530)
Issuance of common stock upon exercise of stock options	—	—	429,639	—	887	—	887
Stock-based compensation	—	—	—	—	3,725	—	3,725
Balance as of March 31, 2022	—	$—	30,814,473	$3	$136,438	$(48,873)	$87,568

			Three Months Ended March 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	3,359,195	$2,784	18,614,905	$5	$7,794	$(14,639)	$(6,840)
Net loss	—	—	—	—	—	(3,688)	(3,688)
Issuance of common stock upon exercise of stock options	—	—	87,226	—	148	—	148
Stock-based compensation	—	—	—	—	960	—	960
Balance as of March 31, 2021	3,359,195	$2,784	18,702,131	$5	$8,902	$(18,327)	$(9,420)

See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,530)	$(3,688)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net accretion of discount on investment securities	(61)	—
Noncash lease expense on operating leases	541	—
Depreciation and amortization	4,863	4,010
Stock-based compensation	3,835	908
(Gain) loss on disposal of assets and other adjustments	(1)	16
Changes in operating assets and liabilities:
Accounts receivable	68	(15)
Prepaid expenses and other current assets	(153)	4
Other assets	91	(27)
Accounts payable	462	326
Accrued expenses and other current liabilities	1,187	89
Accrued VAT liability	446	19
Deferred revenue	912	1,021
Operating lease liabilities	(528)	—
Other long-term liabilities	(32)	(148)
Net cash (used in) provided by operating activities	(900)	2,515
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(79,782)	—
Proceeds from disposal of property and equipment	1	13
Purchases of property and equipment, net	(516)	(2,610)
Capitalized internally-developed software costs	(1,180)	(911)
Net cash used in investing activities	(81,477)	(3,508)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(3,405)	(2,801)
Payments of deferred offering costs	(658)	(755)
Proceeds from debt facility	—	1,256
Repayment of debt facility	—	(1,256)
Proceeds from lease financing obligations	—	2,784
Proceeds from exercises of stock options	887	148
Net cash used in financing activities	(3,176)	(624)
Net decrease in cash, cash equivalents and restricted cash	(85,553)	(1,617)
Cash, cash equivalents and restricted cash at beginning of period	105,012	6,076
Cash, cash equivalents and restricted cash at end of period	$19,459	$4,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$948	$849
Cash paid for income taxes	$26	$—
Cash paid for operating lease liabilities	$598	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized software	$383	$52
Accrued bonus classified as stock-based compensation	$493	$—
Equipment acquired through finance lease obligations	$4,451	$3,306
Accruals related to purchases of property and equipment	$124	$1,144
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$5,220	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$19,290	$4,459
Restricted cash - included in other assets	$169	$—
Total cash, cash equivalents and restricted cash	$19,459	$4,459
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
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 28, 2022. In management’s opinion, these unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, cash flows for the three months ended March 31, 2022 and 2021, and stockholders' equity (deficit) for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 28, 2022.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software and their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the determination of the incremental borrowing rate for lease agreements, expected lease term, and lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s common stock prior to our initial public offering in November 2021 (the “IPO”), stock options, and Employee Stock Purchase Plan and accounting for taxes, including estimates for sales tax and VAT liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
Concentrations
Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies which may expose the Company to potential supply and service disruptions that could harm the Company’s business. Two vendors represented an aggregate 23% of total cash disbursements during the three months ended March 31, 2022, while three vendors represented an aggregate 38% of the accounts payable balance as of March 31, 2022. Two vendors represented in aggregate 29% of total cash disbursements during the three months ended March 31, 2021, while three vendors represented 40% of the accounts payable balance as of December 31, 2021.
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
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. The Company adopted the new standard beginning January 1, 2022 using the modified retrospective approach, electing the optional transition approach of not adjusting the comparative period financial statements for the impact of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard.
In accordance with ASU 2016-02, the Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets, and corresponding lease liabilities, are recognized at the commencement date based on the present value of remaining lease payments over the lease term, which, for the Company, include primarily fixed payments. As a majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available as of the commencement date. For leases existing at adoption, the Company elected to use the remaining lease term and remaining minimum lease payments in calculating the incremental borrowing rate for all existing leases. The discount rate used is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has elected the short-term lease practical expedient for all asset classes, which allows the lessee to not apply the recognition requirements of Accounting Standards Codification (“ASC”) 842 to short-term leases (leases with original terms of 12 months or less and that do not include a purchase option that the lessee is reasonably certain to exercise).

The Company has elected the practical expedient to combine lease and non-lease components for all of its leases, with the exception of its colocation lease agreement asset class.

The adoption of the new standard on January 1, 2022 resulted in the recognition of approximately $5.2 million and $5.6 million of operating lease ROU assets and operating lease liabilities on the Company's condensed balance sheets, respectively, with the ROU asset on an existing lease being offset by an existing ASC 420 obligation of approximately $0.4 million. The Company noted no material impact on its condensed financial statements with respect to its finance leases as a result of its ASC 842 adoption. See Note 10 to these condensed financial statements
Accounting Pronouncements Not Yet Adopted
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
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The amount of capitalized contract costs was $0.4 million as of March 31, 2022 and December 31, 2021, respectively.
Deferred Revenue
Deferred revenue was $25.8 million and $24.9 million as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended March 31, 2022 and 2021 was approximately $8.5 million and $7.1 million, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on the condensed balance sheets presented approximate its contract liability balance as of March 31, 2022 and December 31, 2021. The Company’s deferred revenue balance as of March 31, 2022, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. Further, as of March 31, 2022, the Company’s deferred revenue, current, balance on its condensed balance sheet of $22.6 million approximates the expected amount to be recognized from its RPOs as revenue over the next 12 months.
Disaggregation of Revenues
The following table presents the Company’s revenues disaggregated by timing of revenue recognition (in thousands):

	For the Three Months Ended March 31,
	2022	2021

Consumption-based arrangements (B2 Cloud Storage)	$6,987	$4,715
Subscription-based arrangements (Computer Backup)	12,309	10,392
Physical Media	194	205
Total revenue	$19,490	$15,312

Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021

United States	$13,982	$11,080
Other	5,508	4,232
Total	$19,490	$15,312

Note 4. Cash Equivalents and Investments
The Company holds all investments on a held-to-maturity basis and evaluates each position quarterly for impairment. The Company recognizes an impairment on a security through the statement of operations if (i) the Company intends to sell the impaired security; or (ii) it is more likely than not the Company will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, the amortized cost basis of the security will be written down to fair value and recognize the full amount of the impairment through the statement of operations as a net realized investment loss.
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized gains (losses), and fair value by significant investment category reported as cash, cash equivalents and held-to-maturity investments as of March 31, 2022. The Company did not have investments reported as held-to-maturity investments as of December 31, 2021.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of March 31, 2022	(In Thousands)
Cash equivalents
Commercial paper	$8,999	$—	$(1)	$8,998	$8,999
Total cash equivalents	$8,999	$—	$(1)	$8,998	$8,999

Investments
Commercial paper	$79,843	$—	$(351)	$79,492	$79,843
Total investments	$79,843	$—	$(351)	$79,492	$79,843

Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of March 31, 2022 and December 31, 2021 by contractual maturity are shown below. The Company did not have held-to-maturity investments as of December 31, 2021.

As of March 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$79,843	$79,492
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$79,843	$79,492

Aging of Unrealized Losses
As of March 31, 2022, the investment portfolio had gross unrealized losses of $0.4 million, all of which had been in an unrealized loss position of less than twelve months. As of March 31, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer. The Company did not have held-to-maturity investments as of December 31, 2021.

For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2022	(Dollars In Thousands)
Investments
Commercial Paper	10	$79,492	$(351)	10	$79,492	$(351)
Total	10	$79,492	$(351)	10	$79,492	$(351)

Net Investment Income

The following table presents the components of net investment income:

	For the Three Months Ended March 31,
	2022	2021

Investment income	$75	$—
Investment expenses	—	—
Net investment income	$75	$—

Investment income is included in interest income in the condensed statements of operations.

Note 5. Fair Value Measurements
The Company measures financial assets and liabilities at fair value at each reporting date. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported under a three-level valuation hierarchy. The classification of the Company’s financial assets within the hierarchy is as follows:
•Level 1 — Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include money market funds.
•Level 2 — Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 — Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
The Company’s cash equivalents are comprised of highly liquid money market funds and commercial paper. The Company classifies money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its investments, which are comprised of investment grade commercial paper, within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs based on non-binding market consensus that are primarily corroborated by observable market data or quoted market prices for similar instruments.
The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and as of December 31, 2021 (in thousands):

	Level 1		Level 2		Level 3
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Cash equivalents:
Commercial paper	$—	$—	$8,998	$—	$—	$—
Total cash equivalents	$—	$—	$8,998	$—	$—	$—

Investments
Commercial Paper	$—	$—	$79,492	$—	$—	$—
Total investments	$—	$—	$79,492	$—	$—	$—
Total	$—	$—	$88,490	$—	$—	$—
There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. The Company had no Level 3 instruments held as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other assets on the condensed balance sheets.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Unbilled accounts receivable	$1,254	$1,220
Prepaid expenses	2,223	2,403
Prepaid subscriptions	1,177	730
Prepaid flash drives	305	378
Capitalized commissions	357	345
Receivable from payment processor	377	289
Prepaid data migration fees	72	93
Other	148	472
Total prepaid expenses and other current assets	$5,913	$5,930

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Data center equipment	$25,677	$25,338
Leased and financed data center equipment	54,646	50,419
Machinery and equipment	7,977	7,803
Computer equipment	1,843	1,631
Leasehold improvements	966	956
Construction-in-process	—	—
Total property and equipment	91,109	86,147
Less: accumulated depreciation	(47,431)	(43,079)
Total property and equipment, net	$43,678	$43,068
Depreciation expense was $4.4 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. For the Company’s equipment under finance leases and collateralized financing obligations, accumulated depreciation was $16.4 million and $13.5 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $38.2 million and $36.9 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the Company recorded a gain and a loss of less than $0.1 million, respectively, as a result of disposing of certain hard drives. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The loss and gains are recorded as general and administrative expenses in the Company’s condensed statements of operations.
As of March 31, 2022 and December 31, 2021, substantially all of the Company’s assets were held in the United States.
Note 8. Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Developed software	$14,064	$12,535
General and administrative software	144	144
Total capitalized internal-use software	14,208	12,679
Less: accumulated amortization	(5,519)	(5,042)
Total capitalized internal-use software, net	$8,689	$7,637
In accordance with the adoption of ASU 2018-15, during 2021 the Company aligned its capitalization of implementation costs for cloud computing arrangements with its accounting for the underlying software license included in such arrangements. Accordingly, the Company reclassified these implementation costs on its balance sheet in prepaid expenses and other current assets and other assets as of December 31, 2021, on a prospective basis.
Amortization expense of capitalized internal-use software was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s statements of operations. As of March 31, 2022, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,

Remainder of 2022	$1,601
2023	2,205
2024	1,941
2025	1,486
2026	1,033
Thereafter	423
Total	$8,689
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$1,388	$1,159
ESPP Withholding	1,567	489
Accrued expenses	1,138	1,646
Accrued sales tax	1,243	1,209
Accrued income tax	15	15
Other	787	591
Accrued expenses and other current liabilities	$6,138	$5,109
Note 10. Commitments and Contingencies
Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The term of these agreements primarily range from three to four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. The finance leases are generally secured by the underlying leased equipment. The Company's finance leases have original lease periods expiring between 2022 and 2025. Finance leases are included in property and equipment, net on the Company’s condensed balance sheet.
At March 31, 2022, the weighted average remaining lease term for finance lease agreements was approximately 2.4 years and the weighted average discount rate for finance leases was approximately 11.2%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, depreciation expense was $2.9 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense on the Company’s finance lease agreements is included in cost of revenue in its statements of operations. There have been no material changes to the Company’s finance lease obligation commitments during the three months ended March 31, 2022. During the three months ended March 31, 2022, total finance lease costs were $3.5 million, of which interest expense was approximately $0.8 million, and total lease financing obligation costs were $0.4 million, of which interest expense was approximately $0.1 million.
During 2021, the Company entered into four sale-leaseback arrangements with vendors to provide approximately $4.3 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as lease financing obligations as it has the option to repurchase the assets at their fair value at a future date. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The failed sale-leaseback transactions will continue to be accounted for as a failed sale-leaseback upon adoption of ASC 842 because the leaseback is classified as financing.

The future minimum commitments for these finance leases and lease financing obligations as of March 31, 2022 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2022	$12,659	$1,039	$13,698
2023	14,396	1,385	15,781
2024	7,072	1,240	8,312
2025	549	387	936
2026	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	34,676	4,051	38,727
Less imputed interest	(4,036)	(600)	(4,636)
Total liability	$30,640	$3,451	$34,091
Prior to the ASC 842 adoption, the future minimum commitments for these finance leases and lease financing obligations as of December 31, 2021 were as follows (in thousands):

Year Ending December 31,
2022	$16,765
2023	14,123
2024	6,707
2025	617
2026	—
Thereafter	—
Total future minimum lease and financing commitments	38,212
Less imputed interest	(4,964)
Total liability	$33,248
Prior to the ASC 842 adoption, as of December 31, 2021, the future minimum payments related to the lease financing obligations consisted of the following (in thousands):

Year Ending December 31,
2022	$1,385
2023	1,385
2024	1,240
2025	387
2026	—
Thereafter	—
Total future minimum financing payments	$4,397
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2022 and 2031. The Company does not have a material amount of short-term leases as of March 31, 2022.

At March 31, 2022, the weighted average remaining lease term for operating leases was approximately 4.4 years and the weighted average discount rate for operating leases was approximately 4.3%.
The future minimum commitments for these operating leases as of March 31, 2022 were as follows (in thousands), which excludes amounts allocated to services under our operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remainder of 2022	$1,684
2023	1,613
2024	785
2025	245
2026	252
Thereafter	1,105
Total future minimum operating lease commitments	5,684
Less imputed interest	(566)
Total liability	$5,118
Non-lease components included in the Company’s colocation lease agreements are related to non-tangible utilities and services used in its data center operations. The Company used judgement and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these colocation lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each colocation facility.

Prior to the ASC 842 adoption, the future minimum commitments for these operating leases as of December 31, 2021 were as follows (in thousands), which also include minimum payments for services under our operating lease agreements:

Year Ending December 31,
2022	$4,896
2023	4,351
2024	3,098
2025	1,327
2026	1,363
Thereafter	5,977
Total	$21,012
Rental expense related to the Company’s operating leases was approximately $1.4 million and $1.0 million for the three months ended March 31, 2022 and 2021, of which $1.1 million and $0.9 million is included in cost of revenue in its statement of operations, respectively. During the three months ended March 31, 2022, total operating lease cost was approximately $1.7 million, which does not include costs related to services.
At March 31, 2022, the Company had additional operating leases that had not yet commenced with lease obligations of $8.3 million. The operating lease is expected to commence in 2022 with non-cancellable lease terms of approximately 7 years.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of March 31, 2022, the Company had non-cancelable purchase commitments of $1.4 million and $1.5 million payable during the years ending December 31, 2022 and 2023, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.4 million and $0.2 million to the 401(k) plan during the three months ended March 31, 2022 and 2021, respectively.

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
Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s analysis, its total accrual for sales tax payable was $1.2 million as of March 31, 2022 and December 31, 2021, respectively, which includes estimated amounts for penalties and interest.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $3.0 million and $2.5 million as of March 31, 2022 and December 31, 2021, respectively, which includes estimated amounts for penalties and interest.
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
Note 11. Debt
Credit Facility
During October 2021, the Company entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit bear interest at the average Secured Overnight Financing Rate (“SOFR”) plus 2.75%. The revolving credit agreement matures in September 2024. In connection with this agreement, the Company fully repaid and subsequently terminated its 2017 revolving credit agreement with HomeStreet Bank.
During December 2021, the Company entered into its first amendment to the revolving credit agreement with City National Bank. The amendment removed the financial covenants under the agreement and added a requirement for cash collateral to be posted prior to any advance. As of March 31, 2022, the Company had no outstanding balance and the total amount available to the Company to be borrowed was $9.5 million.
Note 12. Stockholders’ Equity
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
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2022	December 31, 2021
2011 Equity Incentive Plan
Options outstanding	12,855,847	13,506,662
Shares available for future grants	—	—
2021 Equity Incentive Plan
Options outstanding	1,543,320	1,433,520
RSUs outstanding	908,449	18,750
Shares available for future grants	4,621,192	3,880,274
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,564,496	956,800
Total	21,493,304	19,796,006
Note 13. Stock-Based Compensation
Equity Incentive Plan
2021 Equity Incentive Plan. In October 2021, The Company’s Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and it was approved by stockholders in October 2021. The 2021 Plan replaced our 2011 Plan. However, awards outstanding under our 2011 Plan will continue to be governed by their existing terms. The 2021 Plan has the features described below.
Share Reserve. The number of shares of our common stock available for issuance under our 2021 Plan equals the sum of 5,262,500 shares plus up to approximately 13,719,000 shares subject to awards granted under our 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2022 and ending in 2031, by a number equal to the least of (i) 4,784,100 shares, (ii) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. During the three months ended March 31, 2022 the Company increased the number of shares reserved under the 2021 Plan by 1,519,241 pursuant to this evergreen provision.
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

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Stock Options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2021	3,880,274	14,940,182	$5.19	6.69	$182,843
Shares authorized	1,519,241
Options granted	(109,800)	109,800	13.29
Options exercised	—	(429,639)	2.06
Options cancelled	221,176	(221,176)	5.54
Restricted Stock Units (“RSUs”) granted	(897,224)
RSUs cancelled	7,525
Balance as of March 31, 2022	4,621,192	14,399,167	$5.34	6.54	$93,993
Vested and exercisable as of March 31, 2022		8,575,879	$2.26	4.88	$72,090
The weighted-average grant-date fair value of options granted was $13.29 and $4.53 during the three months ended March 31, 2022 and 2021, respectively. The intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $4.1 million and $0.3 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The aggregate grant-date fair value of options vested was $1.8 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.0	6.0
Expected volatility	49.0%	49.2%
Risk-free interest rate	1.20%	1.09%
Expected dividend yield	—%	—%
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

Restricted Stock Units
During November 2021, in connection with the IPO, the Company granted its first RSUs under the 2021 Plan to certain of its non-employee directors. During the three months ended March 31, 2022, the Company began granting more RSUs than options to its employees. All RSUs granted have service-based vesting conditions. RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a three to four year period and expire ten years from the date of grant.
RSU activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested balance as of December 31, 2021	18,750	$22.04
Granted	897,224	$11.50
Vested	—	$—
Forfeited	(7,525)	$13.29
Unvested balance as of March 31, 2022	908,449	$11.70
ESPP
In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. During the three months ended March 31, 2022, the Company increased the number of shares reserved under the ESPP by 607,696 pursuant to its evergreen provision.

The initial offering period commenced in November 2021 and the first purchase date will occur in May 2022. Under the Company’s ESPP, eligible employees may authorize payroll deductions of up to 50% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase shares of the Company’s common stock at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. A participant may participate in only one offering period at a time, and a new offering period generally begins each May 20th and November 20th. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period. The ESPP shall terminate automatically 20 years after its effective date, unless the ESPP is extended by the Board and the extension is approved within 12 months by a vote of the stockholders of the Company.
There were no shares purchased by employees during the three months ended March 31, 2022, as the first purchase date will occur in May 2022. The fair value of the purchase rights under the ESPP plan was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above. The Company recorded stock-based compensation expense under this plan of $0.8 million for the three months ended March 31, 2022. As of March 31, 2022, approximately $1.6 million had been withheld on behalf of employees, respectively.
The following table summarizes the Black-Scholes option pricing model assumptions used in estimating the fair value of the stock purchase rights under the ESPP Plan during the three months ended March 31, 2022.

Three Months Ended March 31,
2022
Expected term (in years)	0.5 - 2.0
Expected volatility	45% - 57%
Risk-free interest rate	0.10% - 0.51%
Expected dividend yield	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed statements of operations was as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cost of revenue	$276	$85
Research and development	1,555	399
Sales and marketing	1,134	189
General and administrative	870	235
Total stock-based compensation expense	$3,835	$908
During the three months ended March 31, 2022 and 2021, the Company capitalized $0.4 million and $0.1 million, respectively, of stock-based compensation for the development of internal-use software. As of March 31, 2022, total compensation cost related to stock options not yet vested was approximately $29.8 million, which will be recognized over a weighted-average period of approximately 3 years.
During the three months ended March 31, 2022, the Company’s Compensation Committee approved a new bonus plan for its employees. The bonus plan is contingent upon the achievement of annual corporate performance targets. If these performance targets are met during 2022, employees will be paid out under the plan in RSUs in 2023. As a result, the Company recognized $0.5 million in stock-based compensation during the three months ended March 31, 2022 based on progress made towards these performance targets.
During the three months ended March 31, 2021, the Company’s Board approved modifications to extend the exercise period of vested options for certain terminated employees by the earlier of five years from the employee’s termination date or the option expiration date. The modification was effective upon the Board’s approvals, which resulted in incremental stock-based compensation expense during March 31, 2021. As a result, the Company recognized an incremental $0.1 million in stock-based compensation during the three months ended March 31, 2021. There were no such modifications during the three months ended March 31, 2022.
Note 14. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in our net losses. Prior to the IPO, our participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in our losses, and as a result, net losses were not allocated to these participating securities. The Company considers its convertible preferred stock to be participating securities.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s convertible preferred stock, stock options, shares issued pursuant to the Company’s ESPP, and unvested restricted stock are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022		2021
	(in thousands, except share and per share amounts)
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	(3,488)	(9,042)	N/A	$(3,688)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	8,502,657	22,039,285	N/A	18,679,110
Net loss per share attributable to common stockholders – basic and diluted	$(0.41)	$(0.41)	N/A	$(0.20)
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

	As of March 31,
	2022	2021
Convertible preferred stock	—	3,359,195
RSUs	908,449	—
Stock options	14,399,126	12,377,419
Shares issuable pursuant to the ESPP	172,777	—
Total	15,480,352	15,736,614

Note 15. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for the three months ended March 31, 2022 and 2021 was zero as the Company has incurred continuous operating losses. The Company recorded an income tax benefit of less than $0.1 million during the three months ended March 31, 2022. There was no comparable income tax benefit recorded for the three months ended March 31, 2021.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax assets.
Note 16. Subsequent Events
During April 2022, the Company entered into a second amendment to its revolving credit agreement with City National Bank. Under this amendment, amounts available to be borrowed increased to $30.0 million from $9.5 million. There were no other material changes to the agreement as a result of the amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to "Backblaze," the “Company”, "we," "our," "us," or similar terms refer to Backblaze, Inc.
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

	As of March 31,
	2022	2021
B2 Cloud Storage
Net revenue retention rate (NRR)	129%	133%
Gross customer retention rate	90%	89%
Annual recurring revenue (in millions)	$28.4	$19.3

Computer Backup
Net revenue retention rate (NRR)	104%	104%
Gross customer retention rate	91%	90%
Annual recurring revenue (in millions)	$50.6	$42.4

Total Company
Net revenue retention rate (NRR)	112%	111%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$79.0	$61.7

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

Annual Recurring Revenue
We define annual recurring revenue (ARR) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 129% as of March 31, 2022. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Notes to the financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
Additional Key Business Metrics Calculation Notes
The metrics for net revenue retention rate and gross customer retention rate are currently calculated using only those customers paying by credit card and exclude customers paying by invoice utilizing a different system. The amounts related to the number of customers paying by invoice has historically been immaterial.
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
In addition to the impact on customers, the pandemic has had some impact to our supply chain. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. Accordingly, our supply chain in the future may be disrupted, or we may be unable to obtain infrastructure and related equipment essential to our business on favorable terms or at all. However, based on the impact from the pandemic to date, we believe we have sufficient reserves to minimize any material impact to our business operations should such a disruption occur.
In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily and periodically closed our office, enabled our non-essential workforce to work remotely, and implemented travel restrictions for non-essential business. These changes were in effect during the quarter ended March 31, 2022, and could potentially extend into future quarters. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. Furthermore, after the outbreak of COVID-19, we have seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events.
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
Cost of Revenue and Gross Margin
Cost of revenue consists of expenses for providing our platform and cloud services to our customers. These expenses include operating in co-location facilities, network and bandwidth costs, and depreciation of our equipment and finance lease equipment in co-location facilities. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
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
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements.
Income Tax Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our statements of operations data for the periods indicated:

	For The Three Months Ended March 31,
	2022	2021

	(in thousands, unaudited)
Revenue	$19,490	$15,312
Cost of revenue(1)	9,681	7,830
Gross profit	9,809	7,482
Operating expenses:
Research and development(1)	7,941	4,269
Sales and marketing(1)	8,029	3,777
General and administrative(1)	5,528	2,253
Total operating expenses	21,498	10,299
Loss from operations	(11,689)	(2,817)
Interest Income	75	—
Interest expense	(948)	(871)
Loss before benefit for income taxes	(12,562)	(3,688)
Income tax benefit	(32)	—
Net loss	$(12,530)	(3,688)
________________
(1) Includes stock-based compensation expense as follows:

	For The Three Months Ended March 31,
	2022	2021
	(In thousands, unaudited)

Cost of revenue	$276	$85
Research and development	1,555	399
Sales and marketing	1,134	189
General and administrative	870	235
Total stock-based compensation expense	$3,835	$908

The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated:

	For The Three Months Ended March 31,
	2022	2021
	(In thousands, unaudited)

Revenue	100%	100%
Cost of revenue	50	51
Gross profit	50	49
Operating expenses:
Research and development	41	28
Sales and marketing	41	25
General and administrative	28	15
Total operating expenses	110	67
Loss from operations	(60)	(18)
Interest income	—	—
Interest expense	(5)	(6)
Loss before benefit for income taxes	(65)	(24)
Income tax benefit	—	—
Net loss	(64)%	(24)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	For The Three Months Ended March 31,
	2022	2021	Change	%Change
	(in thousands, except percentages)
B2 Cloud Storage revenue	$6,987	$4,715	$2,272	48%
Computer Backup revenue	12,309	10,392	1,917	18%
Physical Media revenue	194	205	(11)	(5)%
Revenue	$19,490	$15,312	$4,178	27%
Revenue increased by $4.2 million, or 27%, for the three months ended March 31, 2022 compared to the same period in 2021. Consumption-based revenue (B2 Cloud Storage) increased by $2.3 million, which primarily increased due to increased consumption by existing customers. The remaining increase of $1.9 million was due to subscription-based revenue (Computer Backup), which increased primarily due to the addition of new customers and a price increase for Computer Backup that went into effect in September 2021.
Cost of Revenue and Gross Margin

	For The Three Months Ended March 31,
	2022	2021	Change	%Change
	(in thousands, except percentages)
Cost of revenue	$9,681	$7,830	$1,851	24%
Gross margin	50%	49%
Cost of revenue increased by $1.9 million, or 24%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily attributable to $0.8 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business, and $0.5 million related to managing and operating our co-location facilities.

Gross margin increased to 50% for the three months ended March 31, 2022 compared to 49% for the same period in 2021. The increase in gross margin was primarily due to cost of revenue increasing at a slower rate as compared to our revenue growth.
Operating Expenses

	For The Three Months Ended March 31,
	2022	2021	Change	%Change
	(in thousands, except percentages)
Research and development	$7,941	$4,269	$3,672	86%
Sales and marketing	8,029	3,777	4,252	113%
General and administrative	5,528	2,253	3,275	145%
Research and Development
Research and development expense increased by $3.7 million, or 86%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily attributable to $2.0 million in personnel-related expenses as a result of increased headcount and $1.2 million related to stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $4.3 million, or 113%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase in sales and marketing expense was primarily attributable to $1.8 million in personnel-related expenses as a result of increased headcount, $0.9 million related to stock-based compensation and $1.1 million due to increased advertising expenses.
General and Administrative
General and administrative expense increased by $3.3 million, or 145%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily attributable to $0.9 million in personnel-related expenses as a result of increased headcount, $0.5 million in professional fees for accounting and tax services, $0.6 million related to stock-based compensation expense, $0.6 million for insurance, and $0.4 million for subscriptions.
Interest Expense

	For The Three Months Ended March 31,
	2022	2021	Change	%Change
	(in thousands, except percentages)
Interest expense	$(948)	$(871)	$(77)	9%
Interest expense increased by $0.1 million, or 9%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to interest expense from finance lease agreements we entered into during 2021 to support our growing infrastructure, which increased our finance lease liability to $34.1 million as of March 31, 2022.

Income Tax Provision

	For The Three Months Ended March 31,
	2022	2021	Change	%Change
	(in thousands, except percentages)
Income tax benefit	$(32)	$—	$(32)	—%
Our provision for income taxes did not materially change for the three months ended March 31, 2022 compared to the same period in 2021.

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
We define adjusted gross margin as gross profit, excluding stock-based compensation expense, depreciation and amortization within cost of revenue, as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software, because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric eliminates the effects of depreciation and amortization.
The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	For The Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$9,809	$7,482
Adjustments:
Stock-based compensation	276	85
Depreciation and amortization	4,670	3,865
Adjusted gross profit	14,755	11,432
Gross margin	50%	49%
Adjusted gross margin	76%	75%
Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, income tax provision, unrealized loss on SAFE and gain on extinguishment of debt. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.

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

	For The Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Net loss	$(12,530)	$(3,688)
Adjustments:
Depreciation and amortization	4,863	4,010
Stock-based compensation	3,835	908
Net interest expense	873	871
Income tax benefit	(32)	—
Adjusted EBITDA	$(2,991)	$2,101
Adjusted EBITDA margin	(15%)	14%
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers. As of March 31, 2022 and December 31, 2021, our principal sources of liquidity were cash, cash equivalents and short-term investments of $99.1 million and $104.8 million, respectively.
In November 2021, we completed our IPO which resulted in net proceeds of approximately $103.0 million, after underwriting discounts and commissions and other offering costs of approximately $12.0 million.
We believe that our existing cash, cash equivalents and short-term investments, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required or choose to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
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
During April 2022, we entered into its second amendment to its revolving credit agreement with City National Bank. Under this amendment, amounts available to be borrowed increased to $30.0 million from $9.5 million. There were no other material changes to the agreement as a result of this amendment.
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. For further information, see Note 10 to our financial statements included elsewhere in Part I, Item I of this Quarterly Report on Form 10-Q.

The following table shows a summary of our cash flows for the periods presented:

	For The Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(900)	$2,515
Net cash used in investing activities	(81,477)	(3,508)
Net cash used in financing activities	(3,176)	(624)
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
For the three months ended March 31, 2022, cash used in operating activities was $0.9 million, which resulted from a net loss of $12.5 million, adjusted for non-cash charges of $9.2 million and net cash inflow of $2.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.9 million for depreciation and amortization expense and $3.8 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $0.9 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers, and $1.2 million increase in accrued expenses and other current liabilities, which increased primarily due to employee ESPP withholdings, offset by $0.2 million decrease in prepaid and other current assets. Cash used in operations increased during the three months ended March 31, 2022, as compared to the same period in 2021 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
For the three months ended March 31, 2021, cash provided by operating activities was $2.5 million, which resulted from a net loss of $3.7 million, adjusted for non-cash charges of $4.9 million and net cash inflow of $1.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.0 million for depreciation and amortization expense and $0.9 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $1.0 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers.
Investing Activities
Cash used in investing activities during the three months ended March 31, 2022 was $81.5 million, resulting primarily from the purchase of short-term maturity investments of $79.8 million, capital expenditures of $0.5 million in support of infrastructure deployments to support our growing business, and $1.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform.
Cash used in investing activities during the three months ended March 31, 2021 was $3.5 million, resulting primarily from capital expenditures of $2.6 million in support of our infrastructure deployments to support our growing business, and $0.9 million related to the development of internal-use software for adding new features and enhanced functionality to our platform.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2022 was $3.2 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $3.4 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.7 million related to payments made for offering costs that are deferred, offset by $0.9 million in proceeds from the exercise of employee stock options.

Cash used in financing activities for the three months ended March 31, 2021 was $0.6 million. Cash used in financing activities was from principal payments on our finance lease agreements and lease financing obligations of $2.8 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.8 million related to payments made for deferred offering costs, offset by $2.8 million in proceeds received from sale and leaseback financing transactions and $0.1 million in proceeds from the exercise of employee stock options.
Contractual Obligations and Commitments
Our commitments are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Operating lease commitments relate primarily to our rental of office space and co-location facilities. Our finance lease commitments relate primarily to our infrastructure equipment. Purchase commitments relate mainly to infrastructure agreements and subscription arrangements used to facilitate our operations.
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
There have been no material changes to our critical accounting policies and estimates as compared to those discussed in the Annual Report on Form 10-K, except as described in “Note 2”.

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

Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to. We also earn interest income generated by cash and cash equivalents and short-term investments held at City National Bank. At March 31, 2022, we had cash and cash equivalents and short-term investments balance of $19.3 million and $79.8 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are intended to be held to maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Further, our credit facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

The five material weaknesses identified in our internal control over financial reporting related to (i) a lack of sufficient and timely review of significant accounting transactions and reconciliations, (ii) inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition, (iii) inadequate ability to timely identify errors related to the recording of certain equity transactions, (iv) our lack of ability to consider the accurate recording of value added taxes and sales and use taxes, and (v) ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. We have concluded that this material weakness arose because, as a private company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Remediation Plans
We have commenced measures to remediate the identified material weaknesses, including: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) user access review of systems that support financial reporting and a preliminary review of segregation of duties; (3) implementing a new enterprise resource planning (“ERP”) system and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, and a Director of IT; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes.
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
We incurred net losses of $12.5 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. Over our 15 years of operations, we had an accumulated deficit of $48.9 million as of March 31, 2022. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger marketing budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements. Competition may intensify in the future and may also include new market entrants. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In addition, a third party vendor that operates one of our multiple data center locations, Sungard Availability Services, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2022. Sungard Availability Services also announced that it was undergoing a process that could potentially result in a sale of the company. Although that data center vendor has continued normal operations with respect to our data center location since their bankruptcy filing, it is possible that one or more events adverse to us could occur, including the closure of our data center with relatively short notice or the forced relocation of our data center location to an alternative data center with limited notice. If any of these events occur, access to customer data may be unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. For example, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions will have some impact our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
The software underlying our cloud services is inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our cloud services, and new defects or errors in our existing solutions may be detected in the future by us, our customers or partners, or other third parties. The costs incurred in correcting such defects or errors may be substantial and could negatively impact our business. Backblaze employees could also introduce defects or errors through incompetence, malfeasance, or a mistake that would lead to data loss. For example, to the extent that the encryption keys for encrypted customer data stored by Backblaze were to be deleted or corrupted, the data could become unrecoverable. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our cloud services. Any defects in, or unavailability of, our software that cause interruptions to the availability of our cloud services or that otherwise impact our business could, among other things:
•require us to issue refunds or credits to our customers or expose us to claims for damages,
•cause us to lose existing customers and make it more difficult to attract new customers,
•divert our development resources or require us to make extensive changes to our cloud services or software,
•harm our reputation and brand, and
•negatively impact our results of operations.
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
Historically, most of our customers consisted of small-to-medium sized businesses and individuals. To the extent we target other types of customers or customers with different needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. Moreover, we cannot assure you that any such efforts will be successful or justify the additional investments in a timely manner, or at all.
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
For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, we have agreed to waive charges for our services until June 1, 2022 for customers based in Ukraine. We are also unable to receive payments from customers in certain regions that are subject to banking or other credit card payment restrictions, including Russia and Belarus. Although we do not have a significant amount of customers located in these regions, such actions will have some impact our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations.
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
In 2021, we derived approximately 28% of our revenue from customers outside of the United States. We may also expand our international operations, which may include hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. Sanctions imposed by the United States and other countries with respect to Russia, Ukraine, Belarus and other countries in response to the Russian attack on Ukraine that began in February 2022 may impact our ability to offer services in the region, and additional sanctions or retaliatory measures could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations, and could also impact or delay our international expansion plans. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
The ongoing COVID-19 pandemic and its inherent uncertainty, and measures taken to control its spread such as travel restrictions, shelter-in-place orders, and business shutdowns, have affected all of the regions in which we conduct business and in which our customers, partners, and suppliers are located; have adversely impacted global economic activity; and have contributed to volatility in financial markets. As the situation around the spread of the COVID-19 pandemic evolves, we have continued to operate in a modified manner—employing precautionary measures designed to protect the health of our employees while enabling us to support our customers and partners. Among other modifications, we generally required our employees to work remotely; instituted business-related travel restrictions; and virtualized, postponed, or cancelled various sales and marketing, employee, and industry events. The remote work measures that we implemented have generally allowed us to provide uninterrupted service to our customers and partners, but have also introduced additional challenges and operational risks, including increased supply chain risks and cybersecurity risks, and have affected the way we conduct various other activities. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The supply chain for other infrastructure and related equipment essential to our business may also become constrained or unavailable on favorable terms or at all.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to COVID-19, inflation, uncertainty relating to Russian acts in Ukraine and the potential escalation of tensions in the region or other factors, could cause a reduction in spending on products and solutions storage, which could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, any of which could adversely affect our business, results of operations, and financial condition.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use finance leases to finance the equipment we use to provide our cloud-based services. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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
We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. The COVID-19 pandemic as well as fluctuating demands in the cryptocurrency mining markets also have impacted, and could continue to impact, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry is also experiencing a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire hard drives and semiconductors. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, or material pricing change from our suppliers, we may be unable to develop alternate sources in a timely manner or at all. In addition, a third party vendor that operates one of our multiple data center locations, Sungard

Availability Services, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2022. Sungard Availability Services also announced that it was undergoing a process that could potentially result in a sale of the company. Although that data center vendor has continued normal operations with respect to our data center location since their bankruptcy filing, it is possible that one or more events adverse to us could occur, including the closure of our data center with relatively short notice, the forced relocation of our data center location to an alternative data center with limited notice, or less favorable commercial terms. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from provider to another, may result in loss of availability of our services for a period of time, be time-consuming, difficult, and costly and we may be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
Many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operation could be adversely impacted. For example, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain other regions, including goods and services imported and exported to Russia and certain other regions. In addition, various banking institutions and companies, including Stripe and credit card companies, began prohibiting any payments from persons located in Russia, which impacts our ability to receive payments from, and transact certain types of business operations with, our customers, and potential new customers, that are located in those regions. Although we do not have a significant number of customers located in those regions, such actions will have some impact our business. It is also difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations than we expect.
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
Our management determined that as of December 31, 2019 we did not maintain effective internal controls over financial reporting, and identified four material weaknesses, specifically related to control activities, as follows:
•our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions and reconciliations. These deficiencies resulted in errors in certain financial statement areas, such as cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, finance lease liability and sale leaseback transactions;
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q or in our most recent Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to costs to be capitalized as internal-use software and their useful life; the useful lives of other long-lived assets; impairment considerations for long-lived assets; expected lease term for finance leases; calculation of the sales reserve; valuation of our common stock and stock options and accounting for taxes, including estimates for sales tax and value-added tax liability; deferred tax assets; valuation allowance; and uncertain tax positions among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
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
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, any of our founders or other large existing stockholders that hold significant shares of Class B common stock retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. For a description of the dual class structure, see the section titled “Description of Capital Stock” within Exhibit 4.1 attached to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Furthermore, we may issue additional shares of our Class A common stock, convertible securities or other equity. Such issuances could be dilutive to investors and could cause the price of shares of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of shares of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-260333) for the IPO was declared effective by the SEC on November 10, 2021.
There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on November 12, 2021.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to the Loan and Security Agreement, dated as of October 21, 2021, by and between the Registrant and City National Bank	8-K	001-41026	10.1	04/27/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: May 10, 2022

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)