Form 10-Q
period 2022-06-30
Backblaze, Inc.
filed 2022-08-12
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of August 1, 2022, 14.4 million shares of the registrant’s Class A common stock were outstanding, and 17.3 million shares of registrant's Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$7,237	$104,843
Accounts receivable, net	391	309
Short-term investments	80,839	—
Prepaid expenses and other current assets	6,138	5,930
Total current assets	94,605	111,082
Property and equipment, net	48,303	43,068
Operating lease right-of-use assets	5,085	—
Capitalized software, net	10,550	7,637
Other assets	1,934	1,794
Total assets	$160,477	$163,581
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,969	$2,075
Accrued expenses and other current liabilities	7,384	7,620
Finance lease liabilities and lease financing obligations, current	17,643	13,645
Operating lease liabilities, current	2,616	—
Deferred revenue, current	22,398	21,722
Total current liabilities	52,010	45,062
Finance lease liabilities and lease financing obligations, non-current	19,570	19,603
Operating lease liabilities, non-current	2,936	—
Deferred revenue, non-current	2,975	3,132
Other long-term liabilities	—	298
Total liabilities	$77,491	$68,095
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 14,113,696 and 8,227,992 shares issued and outstanding as of June 30, 2022 and December, 31, 2021, respectively.	1	1
Class B common stock, $0.0001 par value; 37,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 17,517,836 and 22,156,842 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in capital	143,431	131,826
Accumulated deficit	(60,448)	(36,343)
Total stockholders’ equity	82,986	95,486
Total liabilities and stockholders’ equity	$160,477	$163,581
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$20,688	$16,150	$40,178	$31,462
Cost of revenue	9,556	7,926	19,237	15,756
Gross profit	11,132	8,224	20,941	15,706
Operating expenses:
Research and development	8,400	4,707	16,341	8,976
Sales and marketing	8,369	4,347	16,398	8,124
General and administrative	5,182	2,904	10,710	5,157
Total operating expenses	21,951	11,958	43,449	22,257
Loss from operations	(10,819)	(3,734)	(22,508)	(6,551)
Interest income	120	—	195	—
Interest expense	(913)	(847)	(1,861)	(1,718)
Gain on extinguishment of debt	—	2,299	—	2,299
Loss before provision for income taxes	(11,612)	(2,282)	(24,174)	(5,970)
Income tax (benefit) provision	(37)	136	(69)	136
Net loss	$(11,575)	$(2,418)	$(24,105)	$(6,106)
Net loss per share, basic and diluted	$(0.37)	$(0.13)	$(0.78)	$(0.33)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	31,182,914	18,707,302	30,864,199	18,691,938
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

			Three Months Ended June 30, 2022
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	30,814,473	$3	$136,438	$(48,873)	$87,568
Net loss	—	—	—	—	—	(11,575)	(11,575)
Issuance of common stock upon exercise of stock options	—	—	485,890	—	1,176	—	1,176
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	42,598	—	(130)	—	(130)
Issuance of common stock related to employee stock purchase plan ("ESPP")	—	—	288,571	—	1,529	—	1,529
Stock-based compensation	—	—	—	—	4,418	—	4,418
Balance as of June 30, 2022	—	$—	31,631,532	$3	$143,431	$(60,448)	$82,986

			Three Months Ended June 30, 2021
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	3,359,195	$2,784	18,702,131	$5	$8,902	$(18,327)	$(9,420)
Net loss	—	—	—	—	—	(2,418)	(2,418)
Issuance of common stock upon exercise of stock options	—	—	234,567	—	—	—	—
Stock-based compensation	—	—	—	—	1,317	—	1,317
Balance as of June 30, 2021	3,359,195	$2,784	18,936,698	$5	$10,219	$(20,745)	$(10,521)

			Six Months Ended June 30, 2022
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	—	—	(24,105)	(24,105)
Issuance of common stock upon exercise of stock options	—	—	915,529	—	2,063	—	2,063
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	42,598	—	(130)	—	(130)
Issuance of common stock related to ESPP	—	—	288,571	—	1,529	—	1,529
Stock-based compensation	—	—	—	—	8,143	—	8,143
Balance as of June 30, 2022	—	$—	31,631,532	$3	$143,431	$(60,448)	$82,986

			Six Months Ended June 30, 2021
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	3,359,195	$2,784	18,614,905	$5	$7,794	$(14,639)	$(6,840)
Net loss	—	—	—	—	—	(6,106)	(6,106)
Issuance of common stock upon exercise of stock options	—	—	321,793	—	148	—	148
Stock-based compensation	—	—	—	—	2,277	—	2,277
Balance as of June 30, 2021	3,359,195	$2,784	18,936,698	$5	$10,219	$(20,745)	$(10,521)
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,105)	$(6,106)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on extinguishment of Paycheck Protection Program ("PPP") loan	—	(2,299)
Net accretion of discount on investment securities	(172)	—
Noncash lease expense on operating leases	1,129	—
Depreciation and amortization	9,361	7,982
Stock-based compensation	8,181	2,163
(Gain) loss on disposal of assets and other adjustments	10	(12)
Changes in operating assets and liabilities:
Accounts receivable	(82)	101
Prepaid expenses and other current assets	(211)	(805)
Other assets	(49)	(186)
Accounts payable	(757)	441
Accrued expenses and other current liabilities	(858)	536
Deferred revenue	519	862
Operating lease liabilities	(1,089)	—
Other long-term liabilities	(69)	(94)
Net cash (used in) provided by operating activities	(8,192)	2,583
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(92,667)	—
Maturities of marketable securities	12,000	—
Purchases of property and equipment, net	(1,501)	(4,457)
Capitalized internally-developed software costs	(2,838)	(1,949)
Net cash used in investing activities	(85,006)	(6,406)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(7,212)	(5,722)
Payments of deferred offering costs	(658)	(1,780)
Proceeds from debt facility	—	3,500
Proceeds from lease financing obligations	—	2,907
Employee payroll taxes paid related to net settlement of equity awards	(130)	—
Proceeds from exercises of stock options	2,063	148
Proceeds from employee stock purchase plan	1,529	—
Net cash used in financing activities	(4,408)	(947)
Net decrease in cash and restricted cash	(97,606)	(4,770)
Cash and restricted cash at beginning of period	105,012	6,076
Cash and restricted cash at end of period	$7,406	$1,306
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,888	$1,693
Cash paid for income taxes	$26	$—
Cash paid for operating lease liabilities	$1,184	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized software	$1,005	$114
Accrued bonus classified as stock-based compensation	$1,043	$—
Equipment acquired through finance lease obligations	$11,595	$4,252
Accruals related to purchases of property and equipment	$698	$449
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$5,220	$—
Extinguishment of PPP loan	$—	$2,299
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$7,237	$1,306
Restricted cash - included in other assets	$169	$—
Total cash and restricted cash	$7,406	$1,306
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
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 28, 2022. In management’s opinion, these unaudited condensed financial statements have been prepared on the same basis as its annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021, and stockholders' equity (deficit) for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Segment Information
The Company has a single operating and reportable segment. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on an aggregated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 28, 2022.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software and their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the determination of the incremental borrowing rate for lease agreements, expected lease term, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s common stock prior to its initial public offering in November 2021 (the “IPO”), stock options, and Employee Stock Purchase Plan (“ESPP”) and accounting for taxes, including estimates for sales tax and VAT liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.

Prior Period Adjustment
During the three and six months ended June 30, 2022, the Company discovered an error pertaining to a cumulative $0.5 million in excess depreciation expense recorded to cost of revenue in its statement of operations, and a related understatement of its property and equipment, net balance on its statement of financial position, in prior periods. Accordingly, the Company corrected this error by adjusting opening accumulated deficit for the three month period ended June 30, 2022, and retrospectively adjusted the cumulative periods for the impact of this error in the financial statements presented for the three and six months ended June 30, 2022. The Company does not believe that this prior period adjustment had a material impact on any previously presented financial statements.

Concentrations
Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply and service disruptions that could harm the Company’s business. Two vendors represented an aggregate 24% of total cash disbursements during the three months ended June 30, 2022, while two vendors represented an aggregate 23% of total cash disbursements during the three months ended June 30, 2021. Two vendors represented an aggregate 26% of total cash disbursements during the six months ended June 30, 2022, while two vendors represented an aggregate 27% of total cash disbursements during the six months ended June 30, 2021. Three vendors represented an aggregate 32% of the accounts payable balance as of June 30, 2022, while three vendors represented 40% of the accounts payable balance as of December 31, 2021.

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
Accounting Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), or (“ASC 842”), and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. The Company adopted the new standard beginning January 1, 2022 using the modified retrospective approach, electing the optional transition approach of not adjusting the comparative period financial statements for the impact of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard.
In accordance with ASC 842, the Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets, and corresponding lease liabilities, are recognized at the commencement date based on the present value of remaining lease payments over the lease term, which, for the Company, include primarily fixed payments. As a majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available as of the commencement date. For leases existing at adoption, the Company elected to use the remaining lease term and remaining minimum lease payments in calculating the incremental borrowing rate for all existing leases. The discount rate used is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has elected the short-term lease practical expedient for all asset classes, which allows the lessee to not apply the recognition requirements of ASC 842 to short-term leases (leases with original terms of 12 months or less and that do not include a purchase option that the lessee is reasonably certain to exercise).

The Company has elected the practical expedient to combine lease and non-lease components for all of its leases, with the exception of its colocation lease agreement asset class.

The adoption of the new standard on January 1, 2022 resulted in the recognition of approximately $5.2 million and $5.6 million of operating lease ROU assets and operating lease liabilities on the Company's condensed balance sheets, respectively, with the ROU asset on an existing lease being offset by an existing ASC 420 obligation of approximately $0.4 million. The Company noted no material impact on its condensed financial statements with respect to its finance leases as a result of its ASC 842 adoption. See Note 10 to these condensed financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at an amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning January 1, 2023 and interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and was $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The amount of capitalized contract costs was $0.4 million as of June 30, 2022 and December 31, 2021, respectively.
Deferred Revenue
Deferred revenue was $25.4 million and $24.9 million as of June 30, 2022 and December 31, 2021, respectively. Revenue recognized for the three months ended June 30, 2022 and 2021 was $9.0 million and $7.4 million, respectively, and was $14.8 million and $12.1 million for the six months ended June 30, 2022 and 2021, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on the condensed balance sheets presented its approximate contract liability balance as of June 30, 2022 and December 31, 2021. The Company’s deferred revenue balance as of June 30, 2022, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. Further, as of June 30, 2022, the Company’s deferred revenue, current, balance on its condensed balance sheet of $22.4 million approximates the expected amount to be recognized from its RPOs as revenue over the next 12 months.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Consumption-based arrangements (B2 Cloud Storage)	$7,741	$5,335	$14,728	$10,050
Subscription-based arrangements (Computer Backup)	12,794	10,663	25,103	21,055
Physical Media	153	152	347	357
Total revenue	$20,688	$16,150	$40,178	$31,462
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

United States	$14,852	$11,573	$28,834	$22,653
Other	5,836	4,577	11,344	8,809
Total	$20,688	$16,150	$40,178	$31,462

Note 4. Investments
The Company holds all investments on a held-to-maturity basis and evaluates each position quarterly for impairment. The Company recognizes an impairment on a security through the statement of operations if (i) the Company intends to sell the impaired security; or (ii) it is more likely than not the Company will be required to sell the impaired security prior to recovery of its amortized cost basis. If a sale is intended or likely to be required, the amortized cost basis of the security will be written down to fair value and the full amount of the impairment will be recognized through the statement of operations as a net realized investment loss.
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category reported as cash and held-to-maturity investments as of June 30, 2022. The Company did not have investments reported as held-to-maturity investments as of December 31, 2021.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of June 30, 2022	(In Thousands)
Investments
Commercial paper	$80,839	$—	$(351)	$80,488	$80,839
Total investments	$80,839	$—	$(351)	$80,488	$80,839

Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of June 30, 2022 and December 31, 2021 by contractual maturity are shown below. The Company did not have held-to-maturity investments as of December 31, 2021.

As of June 30, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$80,839	$80,488
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$80,839	$80,488

Aging of Unrealized Losses
As of June 30, 2022, the investment portfolio had gross unrealized losses of $0.4 million, all of which had been in an unrealized loss position of less than twelve months. As of June 30, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer. The Company did not have held-to-maturity investments as of December 31, 2021.

For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2022	(Dollars In Thousands)
Investments
Commercial Paper	10	$80,488	$(351)	10	$80,488	$(351)
Total	10	$80,488	$(351)	10	$80,488	$(351)

Net Investment Income

The following table presents the components of net investment income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income	$120	$—	$195	$—
Investment expenses	—	—	—	—
Net investment income	$120	$—	$195	$—

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
The following table presents the fair value hierarchy for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and as of December 31, 2021 (in thousands):

	Level 1		Level 2		Level 3
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets
Investments
Commercial Paper	$—	$—	$80,488	$—	$—	$—
Total investments	$—	$—	$80,488	$—	$—	$—
Total	$—	$—	$80,488	$—	$—	$—
There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. The Company had no Level 3 instruments held as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other assets on the condensed balance sheets.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Unbilled accounts receivable	$1,349	$1,220
Prepaid expenses	1,763	2,403
Prepaid subscriptions	1,373	730
Prepaid Physical Media hardware	313	378
Capitalized commissions	358	345
Receivable from payment processor	459	289
Prepaid data migration fees	116	93
Other	407	472
Total prepaid expenses and other current assets	$6,138	$5,930

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Data center equipment	$26,065	$25,338
Leased and financed data center equipment	61,001	50,419
Machinery and equipment	9,389	7,803
Computer equipment	2,168	1,631
Leasehold improvements	966	956
Total property and equipment	99,589	86,147
Less: accumulated depreciation	(51,286)	(43,079)
Total property and equipment, net	$48,303	$43,068
Depreciation expense was $4.0 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, and was $8.3 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. For the Company’s equipment under finance leases and collateralized financing obligations, accumulated depreciation was $19.3 million and $13.5 million as of June 30, 2022 and December 31, 2021, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $41.7 million and $36.9 million as of June 30, 2022 and December 31, 2021, respectively.

The Company recorded a loss of less than $0.1 million for the three and six months ended June 30, 2022, respectively, as a result of disposing of certain hard drives. During the three and six months ended June 30, 2021, no material gain or loss was realized related to the disposal of long-lived assets. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The loss and gains are recorded as general and administrative expenses in the Company’s condensed statements of operations.
As of June 30, 2022 and December 31, 2021, substantially all of the Company’s assets were held in the United States.
Note 8. Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Developed software	$16,465	$12,535
General and administrative software	144	144
Total capitalized internal-use software	16,609	12,679
Less: accumulated amortization	(6,059)	(5,042)
Total capitalized internal-use software, net	$10,550	$7,637
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
Amortization expense of capitalized internal-use software was $0.5 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and was $1.0 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s statements of operations. As of June 30, 2022, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$1,273
2023	2,683
2024	2,422
2025	1,967
2026	1,514
Thereafter	691
Total	$10,550
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$2,187	$1,159
ESPP Withholding	453	489
Accrued expenses	2,129	1,646
Accrued sales tax	704	1,209
Accrued value-added tax ("VAT") liability	1,592	2,511
Other	319	606
Accrued expenses and other current liabilities	$7,384	$7,620
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
At June 30, 2022, the weighted average remaining lease term for finance lease agreements was approximately 2.3 years and the weighted average discount rate for finance leases was approximately 10.7%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, depreciation expense was $3.2 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, and was $6.2 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense on the Company’s finance leases and lease financing obligations is included in cost of revenue in its statements of operations. There have been no material changes to the Company’s finance lease obligation commitments during the six months ended June 30, 2022.

During the three months ended June 30, 2022, total finance lease costs were $3.8 million, of which interest expense was approximately $0.8 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million. During the six months ended June 30, 2022, total finance lease costs were $7.3 million, of which interest expense was approximately $1.7 million, and total lease financing obligation costs were $0.7 million, of which interest expense was approximately $0.2 million.

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

The future minimum commitments for these finance leases and lease financing obligations as of June 30, 2022 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2022	$9,668	$692	$10,360
2023	16,998	1,385	18,383
2024	9,674	1,240	10,914
2025	1,714	521	2,235
2026	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	38,054	3,838	41,892
Less imputed interest	(4,168)	(511)	(4,679)
Total liability	$33,886	$3,327	$37,213
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
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The

Company's leases have original lease periods expiring between 2022 and 2031. The Company does not have a material amount of short-term leases as of June 30, 2022.
At June 30, 2022, the weighted average remaining lease term for operating leases was approximately 3.9 years and the weighted average discount rate for operating leases was approximately 4.2%.
The future minimum commitments for these operating leases as of June 30, 2022 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remainder of 2022	$1,499
2023	2,166
2024	820
2025	245
2026	252
Thereafter	1,107
Total future minimum operating lease commitments	6,089
Less imputed interest	(537)
Total liability	$5,552
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

Prior to the ASC 842 adoption, the future minimum commitments for these operating leases as of December 31, 2021 were as follows (in thousands), which also include minimum payments for services under operating lease agreements:

Year Ending December 31,
2022	$4,896
2023	4,351
2024	3,098
2025	1,327
2026	1,363
Thereafter	5,977
Total	$21,012
Rental expense related to the Company’s operating leases was $1.4 million and $1.0 million for the three months ended June 30, 2022 and 2021, of which $1.1 million and $0.9 million is included in cost of revenue in its statement of operations, respectively. During the three months ended June 30, 2022, total operating lease cost was $1.8 million, which does not include costs related to services.
Rental expense related to the Company’s operating leases was $2.8 million and $2.0 million for the six months ended June 30, 2022 and 2021, of which $2.1 million and $1.7 million is included in cost of revenue in its statement of operations, respectively. During the six months ended June 30, 2022, total operating lease cost was $3.5 million, which does not include costs related to services.
At June 30, 2022, the Company had additional operating leases that had not yet commenced with lease obligations of approximately $19.0 million. The operating leases are expected to commence in 2022 with non-cancellable lease terms of approximately 7 years.

Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of June 30, 2022, the Company had non-cancelable purchase commitments of $1.1 million and $1.9 million payable during the years ending December 31, 2022 and 2023, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.4 million and $0.3 million to the 401(k) plan during the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that there are no current legal proceedings that are likely to have a material adverse effect on its financial position, results of operations, or cash flows. However, the results of legal proceedings are inherently unpredictable and if an unfavorable ruling were to occur in any such legal proceeding, there exists the possibility of a material adverse effect on the Company’s financial position, results of operations and cash flows.

On July 15, 2022, the Company received a demand letter from the investors that participated in the Simple Agreement for Future Equity (“SAFE”) agreement in August 2021. The investors demanded a refund of their original investment of $10.0 million. To the Company's knowledge, no court action was filed in connection with this matter. On August 2, 2022, the Company responded to the investors’ demand letter, advising the investors that their demand was without factual or legal basis. On August 11, 2022, the investors withdrew their demand letter without prejudice. Accordingly, a loss cannot be estimated at this time.
Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s analysis, its total accrual for sales tax payable was $0.7 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively, which includes estimated amounts for penalties and interest.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $1.6 million and $2.5 million as of June 30, 2022 and December 31, 2021, respectively, which includes estimated amounts for penalties and interest.
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

During December 2021, the Company entered into its first amendment to the revolving credit agreement with City National Bank. The amendment removed the financial covenants under the agreement and added a requirement for cash collateral to be posted prior to any advance. During April 2022, the Company entered into a second amendment to its revolving credit agreement with City National Bank. Under this amendment, the amount available to be borrowed was increased to $30.0 million from $9.5 million. There were no other material changes to the agreement as a result of the amendment. As of June 30, 2022, the Company had no outstanding balance and the total amount available to the Company to be borrowed was $30.0 million.
Paycheck Protection Program

On April 22, 2020, the Company received approximately $2.3 million in funding through the U.S. Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) that was part of the CARES Act that was signed into law in March 2020. The interest rate on the loan was 1.00% per year and matured on April 2022. The note was payable in monthly installments of principal and interest, beginning in August 2021.

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
Note 12. Stockholders’ Equity
Common Stock. In connection with the IPO, the Amended and Restated Certificate of Incorporation provided for a dual class common stock structure, all outstanding shares of the Company’s common stock converted into an equivalent number of shares of its Class B common stock, and all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock. The Class B common stock on the Company’s condensed balance sheets presented is representative of its common stock prior to the inception of the dual class structure. Subsequent to the IPO, the Company has two classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting, transfer, and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock.

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2022	December 31, 2021
2011 Equity Incentive Plan
Options outstanding	12,288,763	13,506,662
Shares available for future grants	—	—
2021 Equity Incentive Plan
Options outstanding	1,514,880	1,433,520
Restricted stock units outstanding	1,205,401	18,750
Shares available for future grants	4,391,276	3,880,274
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,275,925	956,800
Total	20,676,245	19,796,006
Note 13. Stock-Based Compensation
Equity Incentive Plan
2021 Equity Incentive Plan. In October 2021, The Company’s Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and it was approved by stockholders in October 2021. The 2021 Plan replaced the 2011 Equity Incentive Plan (the “2011 Plan”). However, awards outstanding under our 2011 Plan will continue to be governed by their existing terms. The 2021 Plan has the features described below.
Share Reserve. The number of shares of our common stock available for issuance under our 2021 Plan equals the sum of 5,262,500 shares plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2022 and ending in 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. During the six months ended June 30, 2022 the Company increased the number of shares reserved under the 2021 Plan by 1,519,241 pursuant to this evergreen provision.
In general, to the extent that any awards under the 2021 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2021 Plan, those shares will again become available for issuance under our 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Stock Options
Stock Options. Stock options granted under the Company’s equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Stock Options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2021	3,880,274	14,940,182	$5.19	6.69	$182,843
Shares authorized	1,519,241
Options granted	(109,800)	109,800	13.29
Options exercised	—	(915,529)	2.25
Options cancelled	330,810	(330,810)	7.34
Net RSU award activity, net of shares withheld for taxes	(1,229,249)	—
Balance as of June 30, 2022	4,391,276	13,803,643	$5.40	6.36	$28,107
Vested and exercisable as of June 30, 2022		8,575,879	$2.48	4.95	$24,777
The weighted-average grant-date fair value of options granted was $6.26 and $4.78 during the six months ended June 30, 2022 and 2021, respectively. The intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was $6.1 million and $2.7 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $4.3 million and $1.5 million during the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2022 and 2021, respectively, and the three months ended June 30, 2021. No stock options were granted during the three months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	-	6.0	6.0	6.0
Expected volatility	—%	49.1%	49.0%	49.2%
Risk-free interest rate	—%	1.08%	1.20%	1.09%
Expected dividend yield	—%	—%	—%	—%
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
Fair value of underlying common stock. Prior to the IPO, because the Company’s common stock was not yet publicly traded, the Company estimated the fair value of common stock. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

Restricted Stock Units (“RSUs”)
During November 2021, in connection with the IPO, the Company granted its first RSUs under the 2021 Plan to certain of its non-employee directors. During the six months ended June 30, 2022, the Company began granting more RSUs than options to its employees and non-employee directors. All RSUs granted have service-based vesting conditions. RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a three to four year period and expire ten years from the date of grant.
RSU activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2021	18,750	$22.04
Granted	1,333,723	$10.93
Vested	(64,895)	$11.23
Forfeited	(82,177)	$11.24
Unvested balance as of June 30, 2022	1,205,401	$11.07
ESPP
In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. During the six months ended June 30, 2022, the Company increased the number of shares reserved under the ESPP by 607,696 pursuant to its evergreen provision.

The initial offering period commenced in November 2021 and the first purchase date occured in May 2022. Under the Company’s ESPP, eligible employees may authorize payroll deductions of up to 50% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. A participant may participate in only one offering period at a time, and a new offering period generally begins each May 20th and November 20th. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s Class A common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period. The ESPP shall terminate automatically 20 years after its effective date, unless the ESPP is extended by the Board of Directors and the extension is approved within 12 months by a vote of the stockholders of the Company.
As of June 30, 2022, 288,571 shares of Class A common stock have been purchased under the ESPP. The fair value of the purchase rights under the ESPP plan was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above. The Company recorded stock-based compensation expense under this plan of $0.5 million and $1.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was

$4.7 million and is expected to be recognized over a weighted average period of 2 years. As of June 30, 2022, approximately $0.5 million had been withheld on behalf of employees, respectively.
The following table summarizes the Black-Scholes option pricing model assumptions used in estimating the fair value of the stock purchase rights under the ESPP during the three and six months ended June 30, 2022, respectively.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 68%	45% - 68%
Risk-free interest rate	0.10% - 2.60%	0.10% - 2.60%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$348	$109	$624	$194
Research and development	1,683	512	3,238	911
Sales and marketing	1,233	379	2,367	568
General and administrative	1,082	255	1,952	490
Total stock-based compensation expense	$4,346	$1,255	$8,181	$2,163
During the six months ended June 30, 2022 and 2021, the Company capitalized $1.0 million and $0.1 million, respectively, of stock-based compensation for the development of internal-use software. As of June 30, 2022, total compensation cost related to stock options and RSUs not yet vested was approximately $26.6 million and $12.6 million, respectively, which will be recognized over a weighted-average period of approximately 3 years for both stock options and RSUs.
During March 2022, the Company’s Compensation Committee approved a new bonus plan for its employees. The bonus plan is contingent upon the achievement of annual corporate performance targets. If these performance targets are met during 2022, employees will be paid out under the plan in RSUs in 2023. As a result, the Company recognized $0.6 million and $1.0 million in stock-based compensation during the three and six months ended June 30, 2022, respectively, based on progress made towards these performance targets.
During the three and six months ended June 30, 2021, the Company’s Board of Directors approved modifications to extend the exercise period of vested options for certain terminated employees by the earlier of five years from the employee’s termination date or the option expiration date. The modification was effective upon the Board’s approvals. As a result, the Company recognized an incremental $0.1 million in stock-based compensation during the three and six months ended June 30, 2021. There were no such modifications during the three and six months ended June 30, 2022.
Note 14. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights of the holders of the Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Prior to the IPO, the Company’s participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these participating securities. Subsequent to the IPO, the Company considers its convertible preferred stock to be participating securities.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s convertible preferred stock, stock options, share purchase rights pursuant to the Company’s ESPP, and unvested restricted stock are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
The following table presents the calculation of basic and diluted net loss per share. The shares issued in the IPO, the shares issued pursuant to the exercise by the underwriters of an option to purchase additional shares, and the shares of Class A and Class B common stock issued upon conversion of the SAFE notes and outstanding shares of convertible preferred stock, respectively, are included in the table below. For illustration purposes, Class B common stock in the table below for the 2021 periods presented represents the Company’s common stock prior the adoption of the dual class structure in connection with the IPO.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except share and per share amounts)				(in thousands, except share and per share amounts)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	(4,751)	(6,824)	N/A	$(2,418)	(8,328)	(15,777)	N/A	(6,106)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	12,799,289	18,383,625	N/A	18,707,302	10,662,842	20,201,357	N/A	18,691,938
Net loss per share attributable to common stockholders – basic and diluted	$(0.37)	$(0.37)	N/A	$(0.13)	$(0.78)	$(0.78)	N/A	$(0.33)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented are as follows:

	June 30,
	2022	2021
Convertible preferred stock	—	3,359,195
RSUs	1,205,401	—
Stock options	13,803,643	13,230,932
Shares issuable pursuant to the ESPP	101,790	—
Total	15,110,834	16,590,127

Note 15. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for the three and six months ended June 30, 2022 and 2021 was zero as the Company has incurred continuous operating losses. The Company recorded an income tax benefit of less than $0.1 million during the three and six months ended June 30, 2022. There was no comparable income tax benefit recorded for the three and six months ended June 30, 2021.
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
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (IaaS) consumption-based offering and our Backblaze Computer Backup Software-as-a-Service (SaaS) subscription-based offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.
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
International Expansion
While our sales and marketing investments have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our revenue originating outside of the United States for the year ended December 31, 2021. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international geographies. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing investments, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	June 30,
	2022	2021
B2 Cloud Storage
Net revenue retention rate (NRR)	126%	132%
Gross customer retention rate	90%	89%
Annual recurring revenue (in millions)	$31.3	$21.8

Computer Backup
Net revenue retention rate (NRR)	107%	102%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$51.4	$43.0

Total Company
Net revenue retention rate (NRR)	113%	110%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$82.7	$64.8

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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 126% as of June 30, 2022. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Notes to the financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
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
In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily and periodically closed our office, enabled our non-essential workforce to work remotely, and implemented travel restrictions for non-essential business. Our offices have reopened during the six months ended June 30, 2022, however, the remaining changes still apply and could potentially extend into future quarters. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. Furthermore, after the outbreak of COVID-19, we have seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of certain customer and employee events.
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
Cost of Revenue and Gross Margin
Cost of revenue consists of our expenses in providing our platform and cloud services to customers. These expenses include operating in co-location facilities, network and bandwidth costs, and depreciation of our equipment and finance lease equipment in co-location facilities. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
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
Research and Development
Research and development consist primarily of our investment in personnel costs, consultant fees, costs related to technical operations, subscription services for use by our research and development organization and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We expect our investment in research and development to increase in absolute dollars for the foreseeable future as we continue to focus our research and development investments on adding new features to our platform, improving our cloud service offerings, and increasing the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing consist primarily of our investment in personnel costs. Sales and marketing also include investments related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, and an allocation of our general overhead expenses.
We plan to continue investing in sales and marketing by increasing our sales and marketing headcount, supplementing our self-serve model with a direct sales approach, expanding our partner ecosystem, driving our go-to-market strategies, building our lead generation and brand awareness, and sponsoring additional marketing events. As a result, we expect our investment in sales and marketing to increase in absolute dollars for the foreseeable future. Sales and marketing expenses may fluctuate as a percentage of revenue from period to period because of the timing and extent of these expenses.
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
Interest Income
Interest income consists primarily of interest earned on our cash and investments.
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements.
Income Tax Benefit (Provision)
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Revenue	$20,688	$16,150	$40,178	$31,462
Cost of revenue(1)	9,556	7,926	19,237	15,756
Gross profit	11,132	8,224	20,941	15,706
Operating expenses:
Research and development(1)	8,400	4,707	16,341	8,976
Sales and marketing(1)	8,369	4,347	16,398	8,124
General and administrative(1)	5,182	2,904	10,710	5,157
Total operating expenses	21,951	11,958	43,449	22,257
Loss from operations	(10,819)	(3,734)	(22,508)	(6,551)
Interest income	120	—	195	—
Interest expense	(913)	(847)	(1,861)	(1,718)
Gain on extinguishment of debt	—	2,299	—	2,299
Loss before provision for income taxes	(11,612)	(2,282)	(24,174)	(5,970)
Income tax (benefit) provision	(37)	136	(69)	136
Net loss	$(11,575)	(2,418)	(24,105)	(6,106)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, unaudited)
Cost of revenue	$348	$109	$624	$194
Research and development	1,683	512	3,238	911
Sales and marketing	1,233	379	2,367	568
General and administrative	1,082	255	1,952	490
Total stock-based compensation expense	$4,346	$1,255	$8,181	$2,163

The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	46	49	48	50
Gross profit	54	51	52	50
Operating expenses:
Research and development	41	29	41	29
Sales and marketing	40	27	41	26
General and administrative	25	18	27	16
Total operating expenses	106	74	108	71
Loss from operations	(52)	(23)	(56)	(21)
Interest income	1	—	—	—
Interest expense	(4)	(5)	(5)	(5)
Gain on extinguishment of debt	—	14		7
Loss before provision for income taxes	(56)	(14)	(60)	(19)
Income tax (benefit) provision	—	1	—	—
Net loss	(56)%	(15)%	(60)%	(19)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
B2 Cloud Storage revenue	$7,741	$5,335	$2,406	45%	$14,728	$10,050	$4,678	47%
Computer Backup revenue	12,794	10,663	2,131	20%	25,103	21,055	4,048	19%
Physical Media revenue	153	152	1	1%	347	357	(10)	(3)%
Revenue	$20,688	$16,150	$4,538	28%	$40,178	$31,462	$8,716	28%
Revenue increased by $4.5 million, or 28%, for the three months ended June 30, 2022 compared to the same period in 2021. B2 Cloud Storage increased by $2.4 million, which primarily increased due to increased consumption by existing customers. The remaining increase of $2.1 million was due to Computer Backup, which increased primarily due to a price increase for Computer Backup that went into effect in September 2021 and the addition of new customers.
Revenue increased by $8.7 million, or 28%, for the six months ended June 30, 2022 compared to the same period in 2021. B2 Cloud Storage increased by $4.7 million, which primarily increased due to increased consumption by existing customers. The remaining increase of $4.0 million was due to Computer Backup, which increased primarily due to a price increase for Computer Backup that went into effect in September 2021 and the addition of new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$9,556	$7,926	$1,630	21%	$19,237	$15,756	$3,481	22%
Gross margin	54%	51%			52%	50%
Cost of revenue increased by $1.6 million, or 21%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $0.8 million related to managing and operating our co-location facilities, and $0.6 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.
Gross margin increased to 54% for the three months ended June 30, 2022 compared to 51% for the same period in 2021. The increase in gross margin was due to cost of revenue, primarily depreciation expense of our infrastructure equipment, increasing at a slower rate as compared to our revenue growth. The slower rate of depreciation expense growth was partially a result of a prior period adjustment as discussed in Note 2 in the notes to our condensed financial statements.
Cost of revenue increased by $3.5 million, or 22%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $1.4 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business, and $1.7 million related to managing and operating our co-location facilities.
Gross margin increased to 52% for the six months ended June 30, 2022 compared to 50% the same period in 2021. The increase in gross margin was primarily due to cost of revenue, primarily depreciation expense of our infrastructure equipment, increasing at a slower rate as compared to our revenue growth. The slower rate of depreciation expense growth was partially a result of a prior period adjustment as discussed in Note 2 in the notes to our condensed financial statements.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$8,400	$4,707	$3,693	78%	$16,341	$8,976	$7,365	82%
Sales and marketing	8,369	4,347	4,022	93%	16,398	8,124	8,274	102%
General and administrative	5,182	2,904	2,278	78%	10,710	5,157	5,553	108%
Research and Development
Research and development expense increased by $3.7 million, or 78%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $2.0 million in personnel-related expenses as a result of increased headcount and $1.2 million related to stock-based compensation expense.
Research and development expense increased by $7.4 million, or 82%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $4.0 million in personnel-related expenses as a result of increased headcount, $2.3 million related to stock-based compensation expense, and $0.8 million related to overhead and office expenses.

Sales and Marketing
Sales and marketing expense increased by $4.0 million, or 93%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase in sales and marketing expense was primarily attributable to $1.9 million in personnel-related expenses as a result of increased headcount, $0.9 million related to stock-based compensation and $0.8 million due to increased advertising expenses.
Sales and marketing expense increased by $8.3 million, or 102%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in sales and marketing expense was primarily attributable to $3.8 million in personnel-related expenses as a result of increased headcount, $1.8 million related to stock-based compensation and $1.9 million due to increased advertising expenses.
General and Administrative
General and administrative expense increased by $2.3 million, or 78%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $1.0 million in personnel-related expenses as a result of increased headcount, $0.8 million related to stock-based compensation expense, and $0.5 million for insurance.
General and administrative expense increased by $5.6 million, or 108%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $1.9 million in personnel-related expenses as a result of increased headcount, $1.5 million related to stock-based compensation expense, $1.1 million for insurance, $0.6 million for subscriptions, and $0.5 million in professional fees for accounting services.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest income	$120	$—	$120	—%	$195	$—	$195	—%
Interest income increased by $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in the balance of our investment portfolio and increased interest rates, impacting our marketable securities portfolio.
Interest income increased by $0.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to an increase in the balance of our investment portfolio and increased interest rates, impacting our marketable securities portfolio.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$(913)	$(847)	$(66)	8%	$(1,861)	$(1,718)	$(143)	8%
Interest expense increased by $0.1 million, or 8%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to interest expense from finance lease agreements we entered into during 2021 to support our growing infrastructure, which increased our finance lease liability to $33.9 million as of June 30, 2022.
Interest expense increased by $0.1 million, or 8%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was primarily due to interest expense from finance lease agreements we entered into during 2021 to support our growing infrastructure, which increased our finance lease liability to $33.9 million as of June 30, 2022.

Income Tax (Benefit) Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax (benefit) provision	$(37)	$136	$(173)	(127)%	$(69)	$136	$(205)	(151)%
Our provision for income taxes decreased by $0.2 million, or 127% for the three months ended June 30, 2022 compared to the same period in 2021. The increase in income tax benefit was due to an immaterial out of period adjustment in the prior period relating to the limitation of the net operating loss (NOLs) as of December 31, 2021. The charge represented the limitation of post-2017 federal NOLs which are limited to 80% beginning in years after December 31, 2020.
Our provision for income taxes decreased by $0.2 million, or 151% for the six months ended June 30, 2022 compared to the same period in 2021. The increase in income tax benefit was due to an immaterial out of period adjustment in the prior period relating to the limitation of the net operating loss as of December 31, 2021. The charge represented the limitation of post-2017 federal NOLs which are limited to 80% beginning in years after December 31, 2020.
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

The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$11,132	$8,224	$20,941	$15,706
Adjustments:
Stock-based compensation	348	109	624	194
Depreciation and amortization	4,377	3,818	9,047	7,683
Adjusted gross profit	15,857	12,151	30,612	23,583
Gross margin	54%	51%	52%	50%
Adjusted gross margin	77%	75%	76%	75%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net loss	$(11,575)	$(2,418)	$(24,105)	$(6,106)
Adjustments:
Depreciation and amortization	4,570	3,972	9,433	7,982
Stock-based compensation	4,346	1,255	8,181	2,163
Net interest expense	793	847	1,666	1,718
Income tax (benefit) provision	(37)	136	(69)	136
Gain on extinguishment of debt	—	(2,299)	—	(2,299)
Adjusted EBITDA	$(1,903)	$1,493	$(4,894)	$3,594
Adjusted EBITDA margin	(9%)	9%	(12%)	11%
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers. As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and short-term investments of $88.1 million and $104.8 million, respectively.
In November 2021, we completed our IPO which resulted in net proceeds of approximately $103.0 million, after underwriting discounts and commissions and other offering costs of approximately $12.0 million.

We believe that our existing cash and short-term investments, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support our investment in research and development, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required or choose to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
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
During April 2022, we entered into its second amendment to its revolving credit agreement with City National Bank. Under this amendment, amounts available to be borrowed were increased to $30.0 million from $9.5 million. There were no other material changes to the agreement as a result of this amendment.
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. For further information, see Note 10 to our financial statements included elsewhere in this Quarterly Report.
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(8,192)	$2,583
Net cash used in investing activities	(85,006)	(6,406)
Net cash used in financing activities	(4,408)	(947)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation, and amortization of property and equipment, amortization of capitalized internal-use software, net, and changes in operating assets and liabilities during each period.
For the six months ended June 30, 2022, cash used in operating activities was $8.2 million, which resulted from a net loss of $24.1 million, adjusted for non-cash charges of $18.5 million and net cash outflow of $2.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $9.4 million for depreciation and amortization expense and $8.2 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $1.1 million decrease of operating lease liabilities, $0.9 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our employee stock purchase plan withholdings and due to timing of payment of our expenses, and $0.2 million increase of prepaid and other current assets, offset in part by a $0.5 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers. Cash used in operations increased during the six months ended June 30, 2022, as compared to the same period in 2021 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
For the six months ended June 30, 2021, cash provided by operating activities was $2.6 million, which resulted from a net loss of $6.1 million, adjusted for non-cash charges of $7.8 million and net cash inflow of $0.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.0 million for depreciation and amortization expense and $2.2 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $0.9 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers. Cash provided by operations decreased during the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to increased spending in support of our business growth.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2022 was $85.0 million, resulting primarily from the purchase of short-term maturity investments of $92.7 million, capital expenditures of $1.5 million in support of infrastructure deployments to support our growing business, and $2.8 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, offset in part by $12.0 million from the maturity of our short-term investments.
Cash used in investing activities during the six months ended June 30, 2021 was $6.4 million, resulting primarily from capital expenditures of $4.5 million in support of our infrastructure deployments to support our growing business, and $1.9 million related to the development of internal-use software for adding new features and enhanced functionality to our platform.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 was $4.4 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $7.2 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.7 million related to payments made for offering costs that are deferred, offset in part by $2.1 million in proceeds from the exercise of employee stock options and $1.5 million in proceeds from the employee stock purchase plan.
Cash used in financing activities for the six months ended June 30, 2021 was $0.9 million. Cash used in financing activities was from principal payments on our finance lease agreements and lease financing obligations of $5.7 million related to hard drives and other infrastructure equipment used in our co-location facilities and $1.8 million related to payments made for deferred offering costs, offset in part by $3.5 million in proceeds from our credit facility and $2.9 million in proceeds received from sale and leaseback financing transactions.
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

Recently Adopted Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our condensed financial statements included in this Quarterly Report for a discussion of recent accounting pronouncements.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash and short-term investments held at City National Bank. At June 30, 2022, we had cash and short-term investments balance of $7.2 million and $80.8 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are intended to be held to maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective over certain financial reporting areas due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
The five material weaknesses identified in our internal control over financial reporting related to (i) a lack of sufficient and timely review of significant accounting transactions and reconciliations, (ii) inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition, (iii) inadequate ability to timely identify errors related to the recording of certain equity transactions, (iv) our lack of ability to consider the accurate recording of value added taxes and sales and use taxes, and (v) ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures. We have concluded that these material weaknesses arose because, as a private company previously, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
Remediation Plans
We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses. We have designed and implemented internal controls intended to address our material weaknesses, and we are now testing the operating effectiveness of these controls. These material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

These efforts include: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) user access review of systems that support financial reporting and a preliminary review of segregation of duties; (3) implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal

Controls Manager, a Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and or a Certified Public Accountant certification; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions, in addition to implementation of sufficient and timely review of significant accounting transactions and reconciliations. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes.

For the following material weaknesses in particular, we have documented specific remediation steps and have now proceeded to demonstrating operating effectiveness for a sufficient period of time. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect the following material weaknesses to be fully remediated:

i.inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition,
ii.inadequate ability to timely identify errors related to the recording of certain equity transactions,
iii.ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures.
The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with public company and technical accounting experience and implemented new technology solutions to assist with our financial reporting process. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed financial statements may be materially misstated.
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

Part II - Other Information
ITEM 1. LEGAL MATTERS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe is likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
We incurred net losses of $24.1 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. Over our 15 years of operations, we had an accumulated deficit of $60.4 million as of June 30, 2022. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger marketing budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements. Competition may intensify in the future and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In addition, a third party vendor that operates one of our multiple data center locations, Sungard Availability Services, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2022. Sungard Availability Services also announced that it was undergoing a process that could potentially result in a sale of the company. On August 1, 2022, it was reported that the offer of 365 SG Operating Company LLC had been selected as the best offer to acquire the majority of Sungard Availability Services’ colocation services and network services in the United States, but subject to additional time to determine the executory contracts and leases to be assumed and assigned in connection with such acquisition. Although that data center vendor has continued normal operations with respect to our data center location since their bankruptcy filing, it is possible that one or more events adverse to us could occur, including the closure of our data center with relatively short notice or the forced relocation of our data center location to an alternative data center with limited notice. If any of these events occur, access to customer data may be unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. For example, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions will have some impact our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. For example, our cloud replication offering, which was recently launched, may not achieve the desired level of market adoption on a timely basis. Any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, future enhancements may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.

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
•the length of the sales cycle;

•inflation in the United States, which has recently hit a four decade high, and in other regions;
•the timing of expenses and receipt of perceived benefits related to any acquisitions;
•outbreaks of war or other hostilities, such as the Russia-Ukraine hostilities;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, we have agreed to waive charges for our services until September 1, 2022 for customers based in Ukraine. We are also unable to receive payments from customers in certain regions that are subject to banking or other credit card payment restrictions, including Russia and Belarus. Although we do not have a significant amount of customers located in these regions, such actions will have some impact our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations.
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
The duration and severity of the COVID-19 pandemic, including variants of COVID-19 such as the delta variant or omicron variant, that may be more transmissible, more likely to result in severe illness or death, or less susceptible to treatments or protection from existing vaccines, and the degree of its impact on our business remains uncertain and difficult to predict. Our customers or partners could experience delays, downturns or uncertainty in their own business operations or revenue due to COVID-19, which may result in supply chain disruption or decreased revenue for our business, especially as it may disproportionately adversely affect mid-market businesses on which we are especially dependent. As a result, we may experience customer losses due to customer bankruptcy or cessation of operations, or otherwise.
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

If we are unable to successfully market and sell our cloud services to mid-market organizations, our ability to grow our revenue and achieve profitability will be harmed. We expect it will be more difficult and expensive to attract and retain mid-market organization customers than other customers because mid-market organizations are more frequently forced to curtail or cease operations due to the sale or failure of their business; can be more difficult to identify and may require more expensive, targeted sales campaigns; and generally have lesser amounts of data to store than larger organizations, thus requiring us to successfully sell to and support more mid-market organizations for meaningful revenue impact. In addition, mid-market organizations frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. For example, recent high inflation and recession concerns in the United States could have a greater adverse impact on mid-market organizations. As a result, mid-market organizations may choose to spend funds on items other than our cloud services, particularly during difficult economic times. If we do not achieve continued success among mid-market organizations, our business, operating results, and future growth would be adversely affected.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to COVID-19, inflation, uncertainty relating to Russian acts in Ukraine and the potential escalation of tensions in the region or other factors, could cause a reduction in spending on products and solutions storage. Inflation recently experienced the highest rate in four decades in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use finance leases to finance the equipment we use to provide our cloud-based services. In addition, the stock market has recently experienced disruption and elements of a bear market, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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
We may become subject to legal proceedings, investigations, and claims that arise in the ordinary course of business. For example, we may be subject to claims brought by customers, vendors or other third parties in connection with various types of disputes, including relating to commercial or contract matters, violation of securities laws, intellectual property laws or other laws, or privacy or other data breaches, or employment claims made by our current or former employees. Litigation can often be expensive, even when there is a successful outcome, and can divert management’s attention and resources, which could harm our business and financial condition. Any adverse outcome could also result in significant monetary damages or other types of unfavorable relief, which could harm our business as well as our reputation. Although we may have various insurance policies, insurance might not cover such claims or provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us, including premium increases or the imposition of large deductible or co-insurance requirements. In addition, we may also be subject to subpoena requests from third parties as well as governmental agencies from time to time that require us to provide certain information relating to matters targeted against other third parties, which can be time consuming.
Risks Related to Reliance on Infrastructure and Third Parties
We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. The COVID-19 pandemic as well as fluctuating demands in the cryptocurrency mining markets also have impacted, and could continue to impact, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry is also experiencing a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire hard drives and semiconductors. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, or material pricing change from our suppliers, we may be unable to develop alternate sources in a timely manner or at all. In addition, a third party vendor that operates one of our multiple data center locations, Sungard Availability Services, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2022. Sungard Availability Services also announced that it was undergoing a process that could potentially result in a sale of the company. On August 1, 2022, it was reported that the offer of 365 SG Operating Company LLC had been selected as the best offer to acquire the majority of Sungard Availability Services’ colocation services and network services in the United States, but subject to additional time to determine the executory contracts and leases to be assumed and assigned in connection with such acquisition. Although that data center vendor has continued normal operations with respect to our data center location since their bankruptcy filing, it is possible that one or more events adverse to us could occur, including the closure of our data center with relatively short notice, the forced relocation of our data center location to an alternative data center with limited notice, or less favorable commercial terms. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
•implemented a new enterprise resource planning (ERP) system, additional financial modules to support reconciliations, and other systems and processes related to revenue recognition and equity administration to increase capabilities over our financial statement recording and reporting processes;

•hired additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, a Tax Manager, and additional accounting staff, all with public company experience and or a Certified Public Accountant certification, and a Director of IT who was hired shortly after December 31, 2021; and
•reallocated responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions, in addition to implementation of sufficient and timely review of significant accounting transactions and reconciliations.
We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses. We have designed and implemented internal controls intended to address our material weaknesses, and we are now testing the operating effectiveness of these controls. These material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
For the following material weaknesses in particular, we have documented specific remediation steps, and have now proceeded to demonstrating operating effectiveness for a sufficient period of time. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect these material weaknesses to be fully remediated.

i.inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition,
ii.inadequate ability to timely identify errors related to the recording of certain equity transactions,
iii.ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures.
We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weaknesses we identified or prevent additional material weaknesses in the future. Although we plan to complete this remediation, if the steps we take do not remediate these material weaknesses in a timely or sufficient manner, there could continue to be a reasonable possibility that these control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
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
Certain stockholders who acquired shares of our stock prior to our initial public offering can also require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement on Form S-8 in November of 2021, which was immediately effective upon filing, registering approximately 19,000,000 shares of our capital stock reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our common stock or that settle upon vesting of restricted stock units will be available for immediate resale in the United States in the open market.
Furthermore, we may issue additional shares of our Class A common stock, convertible securities or other equity. Such issuances could be dilutive to investors and could cause the price of shares of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of shares of our Class A common stock.

The above factors may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any such sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
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
Date: August 12, 2022

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)