Form 10-Q
period 2022-09-30
Backblaze, Inc.
filed 2022-11-10
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of November 1, 2022, 15.3 million shares of the registrant’s Class A common stock were outstanding, and 17.3 million shares of registrant's Class B common stock were outstanding.

Page
Part I - Financial Information (unaudited)	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	2
Condensed Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	5
Notes to Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39

Part II - Other Information	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3. Defaults Upon Senior Securities	65
Item 4. Mine Safety Disclosures	66
Item 5. Other Information	66
Item 6. Exhibits	67
Signatures	68

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$24,813	$104,843
Accounts receivable, net	720	309
Short-term investments	52,626	—
Prepaid expenses and other current assets	6,373	5,930
Total current assets	84,532	111,082
Restricted cash, non-current	2,544	—
Property and equipment, net	49,814	43,068
Operating lease right-of-use assets	4,753	—
Capitalized software, net	13,648	7,637
Other assets	1,622	1,794
Total assets	$156,913	$163,581
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,718	$2,075
Accrued expenses and other current liabilities	7,944	7,620
Finance lease liabilities and lease financing obligations, current	18,796	13,645
Operating lease liabilities, current	2,058	—
Deferred revenue, current	22,705	21,722
Total current liabilities	54,221	45,062
Finance lease liabilities and lease financing obligations, non-current	17,981	19,603
Operating lease liabilities, non-current	2,862	—
Deferred revenue, non-current	2,784	3,132
Other long-term liabilities	—	298
Debt facility, non-current	2,543	—
Total liabilities	$80,391	$68,095
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 15,108,346 and 8,227,992 shares issued and outstanding as of September 30, 2022 and December, 31, 2021, respectively.	1	1
Class B common stock, $0.0001 par value; 37,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 17,328,043 and 22,156,842 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in capital	149,767	131,826
Accumulated deficit	(73,248)	(36,343)
Total stockholders’ equity	76,522	95,486
Total liabilities and stockholders’ equity	$156,913	$163,581
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$22,051	$17,320	$62,229	$48,782
Cost of revenue	10,836	8,519	30,073	24,275
Gross profit	11,215	8,801	32,156	24,507
Operating expenses:
Research and development	8,152	5,338	24,493	14,314
Sales and marketing	9,727	5,025	26,125	13,149
General and administrative	5,396	3,104	16,106	8,261
Total operating expenses	23,275	13,467	66,724	35,724
Loss from operations	(12,060)	(4,666)	(34,568)	(11,217)
Investment income	210	—	405	—
Interest expense	(950)	(968)	(2,811)	(2,686)
Gain on extinguishment of debt	—	—	—	2,299
Unrealized loss on SAFE	—	(359)	—	(359)
Loss before provision for income taxes	(12,800)	(5,993)	(36,974)	(11,963)
Income tax (benefit) provision	—	—	(69)	136
Net loss	$(12,800)	$(5,993)	$(36,905)	$(12,099)
Net loss per share, basic and diluted	$(0.40)	$(0.32)	$(1.18)	$(0.64)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	31,994,391	18,936,698	31,245,069	18,775,908
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

			Three Months Ended September 30, 2022
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	31,631,532	$3	$143,431	$(60,448)	$82,986
Net loss	—	—	—	—	—	(12,800)	(12,800)
Issuance of common stock upon exercise of stock options	—	—	694,260	—	1,376	—	1,376
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	110,597	—	—	—	—
Stock-based compensation	—	—	—	—	4,960	—	4,960
Balance as of September 30, 2022	—	$—	32,436,389	$3	$149,767	$(73,248)	$76,522

			Three Months Ended September 30, 2021
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	3,359,195	$2,784	18,936,698	$5	$10,219	$(20,745)	$(10,521)
Net loss	—	—	—	—	—	(5,993)	(5,993)
Stock-based compensation	—	—	—	—	1,605	—	1,605
Balance as of September 30, 2021	3,359,195	$2,784	18,936,698	$5	$11,824	$(26,738)	$(14,909)

			Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	—	—	(36,905)	(36,905)
Issuance of common stock upon exercise of stock options	—	—	1,609,789	—	3,439	—	3,439
Issuance of common stock under equity incentive plan, net of taxes withheld	—	—	153,195	—	(130)	—	(130)
Issuance of common stock related to ESPP	—	—	288,571	—	1,529	—	1,529
Stock-based compensation	—	—	—	—	13,103	—	13,103
Balance as of September 30, 2022	—	$—	32,436,389	$3	$149,767	$(73,248)	$76,522

			Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	3,359,195	$2,784	18,614,905	$5	$7,794	$(14,639)	$(6,840)
Net loss	—	—	—	—	—	(12,099)	(12,099)
Issuance of common stock upon exercise of stock options	—	—	321,793	—	148	—	148
Stock-based compensation	—	—	—	—	3,882	—	3,882
Balance as of September 30, 2021	3,359,195	$2,784	18,936,698	$5	$11,824	$(26,738)	$(14,909)
See accompanying notes, which are an integral part of these condensed financial statements.

BACKBLAZE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,905)	$(12,099)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on extinguishment of Paycheck Protection Program ("PPP") loan	—	(2,299)
Net accretion of discount on investment securities	(367)	—
Unrealized loss on SAFE	—	359
Noncash lease expense on operating leases	1,820	—
Depreciation and amortization	14,689	12,041
Stock-based compensation	13,011	3,611
Loss (gain) on disposal of assets and other adjustments	24	(17)
Changes in operating assets and liabilities:
Accounts receivable	(411)	94
Prepaid expenses and other current assets	(234)	(1,406)
Other assets	56	(256)
Accounts payable	(137)	(258)
Accrued expenses and other current liabilities	(901)	1,186
Deferred revenue	635	5,105
Operating lease liabilities	(1,853)	—
Other long-term liabilities	(69)	(97)
Net cash (used in) provided by operating activities	(10,642)	5,964
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(113,259)	—
Maturities of marketable securities	61,000	—
Purchases of property and equipment, net	(4,061)	(6,876)
Capitalized internally-developed software costs	(5,645)	(3,013)
Net cash used in investing activities	(61,965)	(9,889)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(11,602)	(8,715)
Payments of deferred offering costs	(658)	(1,807)
Proceeds from debt facility	2,543	3,500
Repayment of debt facility	—	(3,500)
Proceeds from SAFE	—	10,000
Proceeds from lease financing obligations	—	2,907
Employee payroll taxes paid related to net settlement of equity awards	(130)	—
Proceeds from exercises of stock options	3,439	148
Proceeds from employee stock purchase plan	1,529	—
Net cash (used in) provided by financing activities	(4,879)	2,533
Net decrease in cash, restricted cash and restricted cash, non-current	(77,486)	(1,392)
Cash and restricted cash at beginning of period	105,012	6,076
Cash, restricted cash and restricted cash, non-current at end of period	$27,526	$4,684
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,838	$2,578
Cash paid for income taxes	$26	$—
Cash paid for operating lease liabilities	$1,948	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized software	$1,808	$271
Accrued bonus classified as stock-based compensation	$1,716	$—
Equipment acquired through finance lease and lease financing obligations	$15,680	$8,895
Accruals related to purchases of property and equipment	$337	$250
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$5,220	$—
Extinguishment of PPP loan	$—	$2,299
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$24,813	$4,684
Restricted cash - included in prepaid expenses and other current assets	$169	$—
Restricted cash, non-current	$2,544	$—
Total cash, restricted cash and restricted cash, non-current	$27,526	$4,684
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
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 28, 2022. In management’s opinion, these unaudited condensed financial statements have been prepared on the same basis as its annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021, and stockholders' equity (deficit) for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Concentrations
Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply and service disruptions that could harm the Company’s business. Two vendors represented an aggregate 25% of total cash disbursements during the three months ended September 30, 2022, while two vendors represented an aggregate 23% of total cash disbursements during the three months ended September 30, 2021. Two vendors represented an aggregate 26% of total cash disbursements during the nine months ended September 30, 2022, while two vendors represented an aggregate 25% of total cash disbursements during the nine months ended September 30, 2021. Two vendors represented an aggregate 29% of the accounts payable balance as of September 30, 2022, while three vendors represented 40% of the accounts payable balance as of December 31, 2021.

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
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.2 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and was $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The amount of capitalized contract costs was $0.4 million as of September 30, 2022 and December 31, 2021, respectively.
Deferred Revenue
Deferred revenue was $25.5 million and $24.9 million as of September 30, 2022 and December 31, 2021, respectively. Revenue recognized for the three months ended September 30, 2022 and 2021 was $9.2 million and $7.6 million, respectively, and was $19.3 million and $15.6 million for the nine months ended September 30, 2022 and 2021, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on the condensed balance sheets presented its approximate contract liability balance as of September 30, 2022 and December 31, 2021. The Company’s deferred revenue balance as of September 30, 2022, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. Further, as of September 30, 2022, the Company’s deferred revenue, current, balance on its condensed balance sheet of $22.7 million approximates the expected amount to be recognized from its RPOs as revenue over the next 12 months.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Consumption-based arrangements (B2 Cloud Storage)	$8,825	$5,977	$23,553	$16,026
Subscription-based arrangements (Computer Backup)	13,065	11,163	38,168	32,219
Physical Media	161	180	508	537
Total revenue	$22,051	$17,320	$62,229	$48,782

Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

United States	$15,802	$12,435	$44,636	$35,083
Other	6,249	4,885	17,593	13,699
Total	$22,051	$17,320	$62,229	$48,782

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
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s commercial paper investments are classified as held-to-maturity on its condensed balance sheet as of September 30, 2022. The Company did not have an investments balance as of December 31, 2021.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of September 30, 2022	(In Thousands)
Investments
Commercial paper	$52,626	$—	$(198)	$52,428	$52,626
Total investments	$52,626	$—	$(198)	$52,428	$52,626

Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of September 30, 2022 by contractual maturity are shown below.

As of September 30, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$52,626	$52,428
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$52,626	$52,428

Aging of Unrealized Losses
As of September 30, 2022, the Company’s investments had an aggregate gross unrealized loss of $0.2 million, all of which had been in an unrealized loss position of less than twelve months and are recorded at amortized cost on the Company’s condensed balance sheet. As of September 30, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer. The Company did not have held-to-maturity investments as of December 31, 2021.

For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2022	(Dollars In Thousands)
Investments
Commercial paper	9	$52,428	$(198)	9	$52,428	$(198)
Total	9	$52,428	$(198)	9	$52,428	$(198)

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
There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. The Company had no Level 1 and 3 instruments held as of September 30, 2022 and no Level 1, 2 and 3 instruments held as of December 31, 2021.
As of September 30, 2022 and December 31, 2021, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other current assets on the condensed balance sheets. Additionally, as of September 30, 2022, the Company had $2.5 million in restricted cash related to the line of credit agreement with City National Bank. See Note 11 for further details.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Unbilled accounts receivable	$1,473	$1,220
Prepaid expenses	1,365	2,403
Prepaid subscriptions	1,255	730
Prepaid Physical Media hardware	274	378
Capitalized commissions	353	345
Receivable from payment processor	516	289
Other	1,137	565
Total prepaid expenses and other current assets	$6,373	$5,930

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Data center equipment	$26,639	$25,338
Leased and financed data center equipment	64,204	50,419
Machinery and equipment	10,947	7,803
Computer equipment	2,454	1,631
Leasehold improvements	966	956
Construction-in-progress	526	—
Total property and equipment	105,736	86,147
Less: accumulated depreciation	(55,922)	(43,079)
Total property and equipment, net	$49,814	$43,068
Depreciation expense was $4.8 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and was $13.1 million and $10.8 million for the nine months ended September 30, 2022 and 2021, respectively. For the Company’s equipment under finance leases and collateralized financing obligations, accumulated depreciation was $22.3 million and $13.5 million as of September 30, 2022 and December 31, 2021, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $41.9 million and $36.9 million as of September 30, 2022 and December 31, 2021, respectively.

The Company recorded a loss of less than $0.1 million for the three and nine months ended September 30, 2022 respectively, as a result of disposing of certain hard drives. During the three and nine months ended September 30, 2021, no material gain or loss was realized related to the disposal of long-lived assets. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The loss and gains are recorded as general and administrative expenses in the Company’s condensed statements of operations.
As of September 30, 2022 and December 31, 2021, substantially all of the Company’s assets were held in the United States.
Note 8. Capitalized Software, Net
Capitalized software, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Developed software	$20,133	$12,535
General and administrative software	144	144
Total capitalized internal-use software	20,277	12,679
Less: accumulated amortization	(6,629)	(5,042)
Total capitalized internal-use software, net	$13,648	$7,637
In accordance with the adoption of ASU 2018-15, during 2021 the Company aligned its capitalization of implementation costs for cloud computing arrangements with its accounting for the underlying software license included in such arrangements. Accordingly, the Company reclassified these implementation costs on its balance sheet to prepaid expenses and other current assets and other assets as of December 31, 2021, on a prospective basis.
Amortization expense of capitalized internal-use software was $0.6 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and was $1.6 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s statements of operations. As of September 30, 2022, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$658
2023	3,389
2024	3,155
2025	2,700
2026	2,247
Thereafter	1,499
Total	$13,648
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$2,872	$1,159
ESPP Withholding	1,271	489
Accrued expenses	1,842	1,646
Accrued sales tax	412	1,209
Accrued value-added tax ("VAT") liability	1,262	2,511
Other	285	606
Accrued expenses and other current liabilities	$7,944	$7,620
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
As of September 30, 2022, the weighted average remaining lease term for finance lease and lease financing obligation agreements were approximately 1.99 years and the weighted average discount rate for finance leases was approximately 10.4%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements, depreciation expense was $3.5 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and was $9.7 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its statements of operations. There have been no material changes to the Company’s finance lease obligation and lease financing commitments during the nine months ended September 30, 2022.

During the three months ended September 30, 2022, total finance lease costs were $4.1 million, of which interest expense was approximately $0.9 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million. During the nine months ended September 30, 2022, total finance lease costs were $11.4 million, of which interest expense was approximately $2.5 million, and total lease financing obligation costs were $1.0 million, of which interest expense was approximately $0.3 million. The cash paid on interest on finance lease and lease financing obligations was $2.8 million for the nine months ended September 30, 2022.

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

The future minimum commitments for these finance leases and lease financing obligations as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2022	$5,174	$346	$5,520
2023	18,394	1,385	19,779
2024	11,038	1,240	12,278
2025	2,841	521	3,362
2026	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	37,447	3,492	40,939
Less imputed interest	(3,734)	(428)	(4,162)
Total liability	$33,713	$3,064	$36,777
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
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2022 and 2031. The Company does not have a material amount of short-term leases as of September 30, 2022.
As of September 30, 2022, the weighted average remaining lease term for operating leases was approximately 4.6 years and the weighted average discount rate for operating leases was approximately 4.7%.
The future minimum commitments for these operating leases as of September 30, 2022 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remainder of 2022	$618
2023	1,901
2024	833
2025	379
2026	352
Thereafter	1,465
Total future minimum operating lease commitments	5,548
Less imputed interest	(628)
Total liability	$4,920
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
Rental expense related to the Company’s operating leases was $1.9 million for the three months ended September 30, 2022, of which $1.4 million is included in cost of revenue in its statement of operations. During the three months ended September 30, 2022, total operating lease cost was $2.3 million, which does not include costs related to services. Rental expense related to the Company’s operating leases was $0.9 million for the three months ended September 30, 2021.
Rental expense related to the Company’s operating leases was $4.7 million for the nine months ended September 30, 2022, of which $3.6 million is included in cost of revenue in its statement of operations. During the nine months ended September 30, 2022, total operating lease cost was $5.8 million, which does not include costs related to services. Rental expense related to the Company’s operating leases was $2.8 million for the nine months ended September 30, 2021.
As of September 30, 2022, the Company had additional operating leases that had not yet commenced with lease obligations of $12.7 million. The operating leases are expected to commence in 2022 with non-cancellable lease terms of approximately 7 years.

Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of September 30, 2022, the Company had non-cancelable purchase commitments of $4.3 million and $1.9 million payable during the years ending December 31, 2022 and 2023, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.4 million and $0.3 million to the 401(k) plan during the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s analysis, its total accrual for sales tax payable was $0.4 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively, which includes estimated amounts for penalties and interest.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $1.3 million and $2.5 million as of September 30, 2022 and December 31, 2021, respectively, which includes estimated amounts for penalties and interest.
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

Note 11. Debt
Credit Facility
During October 2021, the Company entered into a revolving credit agreement (“RCA”) with City National Bank (“Lender”). Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.75%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. The revolving credit agreement matures in September 2024. In connection with this agreement, the Company fully repaid and subsequently terminated its 2017 revolving credit agreement with HomeStreet Bank.

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

The Company began borrowing under the RCA during the three months ended September 30, 2022. As of September 30, 2022, the Company had an outstanding balance of $2.5 million and the total amount available to the Company to be borrowed was $27.5 million.

Under the RCA, the outstanding balance of $2.5 million as of September 30, 2022 was collateralized by an equal amount of cash held by the Company. As such, the Company held $2.5 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s condensed balance sheet as of September 30, 2022. With prior written notice to the Lender, the Company has the right, at any time prior to the maturity date, to terminate the RCA. In the event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released.

The weighted average interest rate associated with the outstanding balance under the RCA was 4.7%, which is a per annum rate, for the three and nine months ended September 30, 2022. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter.

Advances under the RCA are due in full in September 2024. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its condensed balance sheet as it has the intent and ability to maintain the facility outstanding for longer than 12 months.
Paycheck Protection Program

On April 22, 2020, the Company received $2.3 million in funding through the U.S. Small Business Administration’s (“SBA”) PPP that was part of the CARES Act that was signed into law in March 2020. The interest rate on the loan was 1.00% per year and matured in April 2022. The note was payable in monthly installments of principal and interest, beginning in August 2021.

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
Convertible Notes
During August 2021, the Company issued investors convertible notes (the “Security”) in the amount of $10.0 million. The Security was classified as a SAFE. The convertible notes were automatically convertible into shares of the Company’s

Class A common stock upon the completion of an initial public offering (or other liquidity event if sooner) at a discounted price to the value of its common stock at the time of such event.
The Company determined that the SAFE notes should be classified as a liability based on evaluating the characteristics of the instrument, which contained both debt and equity-like features. As such, the Company recorded the carrying value of the SAFE notes and the associated accrued interest as a current liability on its balance sheet upon its issuance. As the SAFE notes were deemed to be a liability, the Company conducted a valuation of the SAFE notes liability as of September 30, 2021, which resulted in an unrealized loss of $0.4 million that the Company recorded in its condensed statement of operations for the three and nine months ended September 30, 2021.
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
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2022	December 31, 2021
2011 Equity Incentive Plan
Options outstanding	11,467,319	13,506,662
Shares available for future grants	—	—
2021 Equity Incentive Plan
Options outstanding	1,514,880	1,433,520
Restricted stock units outstanding	2,238,357	18,750
Shares available for future grants	3,374,907	3,880,274
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,275,925	956,800
Total	19,871,388	19,796,006
Note 13. Stock-Based Compensation
Equity Incentive Plan
2021 Equity Incentive Plan. In October 2021, The Company’s Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and it was approved by stockholders in October 2021. The 2021 Plan replaced the

2011 Equity Incentive Plan (the “2011 Plan”). However, awards outstanding under the 2011 Plan will continue to be governed by their existing terms. The 2021 Plan has the features described below.
Share Reserve. The number of shares of common stock available for issuance under the 2021 Plan equals the sum of 5,262,500 shares plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, commencing in 2022 and ending in 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. During the nine months ended September 30, 2022 the Company increased the number of shares reserved under the 2021 Plan by 1,519,241 pursuant to this evergreen provision.
In general, to the extent that any awards under the 2021 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under the 2021 Plan, those shares will again become available for issuance under the 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Stock Options
Stock Options. Stock options granted under the Company’s equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Stock Options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2021	3,880,274	14,940,182	$5.19	6.69	$182,843
Shares authorized	1,519,241
Options granted	(109,800)	109,800	13.29
Options exercised	—	(1,609,789)	2.14
Options cancelled	457,994	(457,994)	6.75
RSU award activity, net of shares withheld for taxes	(2,372,802)	—
Balance as of September 30, 2022	3,374,907	12,982,199	$5.58	6.20	$23,426
Vested and exercisable as of September 30, 2022		8,644,827	$2.98	5.01	$21,087
The weighted-average grant-date fair value of options granted was $6.26 and $5.39 during the nine months ended September 30, 2022 and 2021, respectively. The intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $9.1 million and $4.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $8.0 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2022 and 2021, respectively, and the three months ended September 30, 2021. No stock options were granted during the three months ended September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	-	6.0	6.0	6.0
Expected volatility	—%	48.8%	49.0%	49.1%
Risk-free interest rate	—%	0.93%	1.20%	1.05%
Expected dividend yield	—%	—%	—%	—%
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
Restricted Stock Units (“RSUs”)
During November 2021, in connection with the IPO, the Company granted its first RSUs under the 2021 Plan to certain of its non-employee directors. During the nine months ended September 30, 2022, the Company began granting more RSUs than options to its employees and non-employee directors. All RSUs granted have service-based vesting conditions. RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a three to four year period.
RSU activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2021	18,750	$22.04
Granted	2,501,543	$8.45
Vested	(175,492)	$9.67
Forfeited	(106,444)	$11.01
Unvested balance as of September 30, 2022	2,238,357	$8.35

ESPP
In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. During the nine months ended September 30, 2022, the Company increased the number of shares reserved under the ESPP by 607,696 pursuant to its evergreen provision.

The initial offering period commenced in November 2021 and the first purchase date occurred in May 2022. Under the Company’s ESPP, eligible employees may authorize payroll deductions of up to 50% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. A participant may participate in only one offering period at a time, and a new offering period generally begins each May 20th and November 20th. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s Class A common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period. The ESPP shall terminate automatically 20 years after its effective date, unless the ESPP is extended by the Board of Directors and the extension is approved within 12 months by a vote of the stockholders of the Company.
As of September 30, 2022, 288,571 shares of Class A common stock have been purchased under the ESPP. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above. The Company recorded stock-based compensation expense under this plan of $0.7 million and $2.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $3.8 million and is expected to be recognized over a weighted average period of 2 years. As of September 30, 2022, $1.3 million had been withheld on behalf of employees, respectively.
The following table summarizes the Black-Scholes option pricing model assumptions used in estimating the fair value of the stock purchase rights under the ESPP during the three and nine months ended September 30, 2022, respectively.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 68%	45% - 68%
Risk-free interest rate	0.10% - 2.60%	0.10% - 2.60%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$353	$139	$977	$333
Research and development	1,828	466	5,066	1,377
Sales and marketing	1,539	489	3,906	1,057
General and administrative	1,110	354	3,062	844
Total stock-based compensation expense	$4,830	$1,448	$13,011	$3,611
During the nine months ended September 30, 2022 and 2021, the Company capitalized $1.8 million and $0.3 million, respectively, of stock-based compensation for the development of internal-use software. As of September 30, 2022, total compensation cost related to stock options and RSUs not yet vested was $23.7 million and $17.3 million, respectively, which will be recognized over a weighted-average period of approximately 3 years for both stock options and RSUs.

During March 2022, the Company’s Compensation Committee approved a new bonus plan for its employees. The bonus plan is contingent upon the achievement of annual corporate performance targets. If these performance targets are met during 2022, employees will be paid out under the plan in RSUs in 2023. As a result, the Company recognized $0.7 million and $1.7 million in stock-based compensation during the three and nine months ended September 30, 2022, respectively, based on progress made towards these performance targets.
During the three and nine months ended September 30, 2021, the Company’s Board of Directors approved modifications to extend the exercise period of vested options for certain terminated employees by the earlier of five years from the employee’s termination date or the option expiration date. The modification was effective upon the Board’s approvals. As a result, the Company recognized an incremental $0.1 million in stock-based compensation during the three and nine months ended September 30, 2021. There were no such modifications during the three and nine months ended September 30, 2022.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except share and per share amounts)				(in thousands, except share and per share amounts)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(5,865)	$(6,935)	N/A	$(5,993)	$(14,185)	$(22,720)	N/A	$(12,099)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	14,659,262	17,335,129	N/A	18,936,698	12,009,620	19,235,449	N/A	18,775,908
Net loss per share attributable to common stockholders – basic and diluted	$(0.40)	$(0.40)	N/A	$(0.32)	$(1.18)	$(1.18)	N/A	$(0.64)
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

	September 30,
	2022	2021
Convertible preferred stock	—	3,359,195
RSUs	2,238,357	—
Stock options	12,982,199	13,818,295
Shares issuable pursuant to the ESPP	300,785	—
Total	15,521,341	17,177,490
Note 15. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for the three and nine months ended September 30, 2022 and 2021 was zero as the Company has incurred continuous operating losses. The Company recorded an income tax benefit of less than $0.1 million during the nine months ended September 30, 2022. The Company recorded a $0.1 million provision for income taxes during the nine months ended September 30, 2021, which included an immaterial out of period correction of $0.2 million related to the limitation of the net operating loss (“NOLs”) as of December 31, 2020. The charge represents the limitation of post-2017 federal NOLs which are limited to 80% beginning in years after December 31, 2020.

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

	September 30,
	2022	2021
B2 Cloud Storage
Net revenue retention rate (NRR)	123%	131%
Gross customer retention rate	90%	89%
Annual recurring revenue (in millions)	$35.7	$24.6

Computer Backup
Net revenue retention rate (NRR)	108%	101%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$52.3	$46.2

Total Company
Net revenue retention rate (NRR)	114%	110%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$88.0	$70.8

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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 123% as of September 30, 2022. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Notes to the financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
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
In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily and periodically closed our office, enabled our non-essential workforce to work remotely, and implemented travel restrictions for non-essential business. Our offices have reopened during the nine months ended September 30, 2022, however, the remaining changes still apply and could potentially extend into future quarters. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. Furthermore, after the outbreak of COVID-19, we have seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of certain customer and employee events.
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
We generate revenue primarily from our Backblaze B2 Cloud Storage and Backblaze Computer Backup cloud services offered on our platform. Our platform is offered to our customers primarily through either a consumption or a subscription-based arrangement through B2 Cloud Storage and Backblaze Computer Backup, respectively. Our subscription arrangements range in duration from one month to 24 months, for which we bill our customers up front for the entire period. Our consumption-based arrangements do not have a contractual term and are billed monthly in arrears.
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
Investment Income
Investment income consists primarily of interest earned on our cash and investments.
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements and interest on the outstanding balance of our existing credit facility.
Income Tax Benefit (Provision)
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Revenue	$22,051	$17,320	$62,229	$48,782
Cost of revenue(1)	10,836	8,519	30,073	24,275
Gross profit	11,215	8,801	32,156	24,507
Operating expenses:
Research and development(1)	8,152	5,338	24,493	14,314
Sales and marketing(1)	9,727	5,025	26,125	13,149
General and administrative(1)	5,396	3,104	16,106	8,261
Total operating expenses	23,275	13,467	66,724	35,724
Loss from operations	(12,060)	(4,666)	(34,568)	(11,217)
Investment income	210	—	405	—
Interest expense	(950)	(968)	(2,811)	(2,686)
Gain on extinguishment of debt	—	—	—	2,299
Unrealized loss on SAFE	—	(359)	—	(359)
Loss before provision for income taxes	(12,800)	(5,993)	(36,974)	(11,963)
Income tax (benefit) provision	—	—	(69)	136
Net loss	$(12,800)	$(5,993)	$(36,905)	$(12,099)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, unaudited)
Cost of revenue	$353	$139	$977	$333
Research and development	1,828	466	5,066	1,377
Sales and marketing	1,539	489	3,906	1,057
General and administrative	1,110	354	3,062	844
Total stock-based compensation expense	$4,830	$1,448	$13,011	$3,611

The following table sets forth our statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	49	49	48	50
Gross profit	51	51	52	50
Operating expenses:
Research and development	37	31	39	29
Sales and marketing	44	29	42	27
General and administrative	24	18	26	17
Total operating expenses	106	78	107	73
Loss from operations	(55)	(27)	(56)	(23)
Investment income	1	—	1	—
Interest expense	(4)	(6)	(5)	(6)
Gain on extinguishment of debt	—	—	—	5
Unrealized loss on SAFE	—	(2)	—	(1)
Loss before provision for income taxes	(58)	(35)	(59)	(25)
Income tax (benefit) provision	—	—	—	—
Net loss	(58)%	(35)%	(59)%	(25)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
B2 Cloud Storage revenue	$8,825	$5,977	$2,848	48%	$23,553	$16,026	$7,527	47%
Computer Backup revenue	13,065	11,163	1,902	17%	38,168	32,219	5,949	18%
Physical Media revenue	161	180	(19)	(11)%	508	537	(29)	(5)%
Revenue	$22,051	$17,320	$4,731	27%	$62,229	$48,782	$13,447	28%
Revenue increased by $4.7 million, or 27%, for the three months ended September 30, 2022 compared to the same period in 2021. B2 Cloud Storage increased by $2.8 million, the majority of which is due to the addition of new customers. The remaining increase of $1.9 million was from Computer Backup, which increased primarily due to a price increase that went into effect in September 2021, as well as due to the addition of new customers and the increase in the number of licenses per existing customer.
Revenue increased by $13.4 million, or 28%, for the nine months ended September 30, 2022 compared to the same period in 2021. B2 Cloud Storage increased by $7.5 million, the majority of which is due to the addition of new customers. The remaining increase of $5.9 million was from Computer Backup, which increased primarily due to a price increase that went into effect in September 2021, as well as due to the addition of new customers and the increase in the number of licenses per existing customer.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$10,836	$8,519	$2,317	27%	$30,073	$24,275	$5,798	24%
Gross margin	51%	51%			52%	50%
Cost of revenue increased by $2.3 million, or 27%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $1.2 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business, and $1.1 million related to managing and operating our co-location facilities.
Gross margin was consistent at 51% for the three months ended September 30, 2022 compared to the same period in 2021.
Cost of revenue increased by $5.8 million, or 24%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $3.2 million related to managing and operating our co-location facilities, and $2.6 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.
Gross margin increased to 52% for the nine months ended September 30, 2022 compared to 50% for the same period in 2021. The increase in gross margin was primarily due to cost of revenue, primarily depreciation expense of our infrastructure equipment, increasing at a slower rate as compared to our revenue growth.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$8,152	$5,338	$2,814	53%	$24,493	$14,314	$10,179	71%
Sales and marketing	9,727	5,025	4,702	94%	26,125	13,149	12,976	99%
General and administrative	5,396	3,104	2,292	74%	16,106	8,261	7,845	95%
Research and Development
Research and development expense increased by $2.8 million, or 53%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $1.3 million related to stock-based compensation expense, $0.8 million in personnel-related expenses as a result of increased headcount, and $0.5 million in overhead and general office expenses.
Research and development expense increased by $10.2 million, or 71%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $4.8 million in personnel-related expenses as a result of increased headcount, $3.6 million related to stock-based compensation expense, and $1.4 million in overhead and general office expenses.

Sales and Marketing
Sales and marketing expense increased by $4.7 million, or 94%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase in sales and marketing expense was primarily attributable to $2.1 million in personnel-related expenses as a result of increased headcount, $1.0 million related to stock-based compensation, $1.0 million due to increased advertising expenses related primarily to our B2 Cloud Storage offering, and $0.5 million in overhead and general office expenses.
Sales and marketing expense increased by $13.0 million, or 99%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in sales and marketing expense was primarily attributable to $5.9 million in personnel-related expenses as a result of increased headcount, $2.8 million related to stock-based compensation, $2.8 million due to increased advertising expenses related primarily to our B2 Cloud Storage offering, and $1.2 million in overhead and general office expenses.
General and Administrative
General and administrative expense increased by $2.3 million, or 74%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $1.0 million due to increased costs of operating as a public company, $0.8 million related to stock-based compensation expense, and $0.5 million in personnel-related expenses as a result of increased headcount.
General and administrative expense increased by $7.8 million, or 95%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to $2.5 million for increased costs of operating as a public company, $2.1 million related to stock-based compensation expense, $1.9 million in personnel-related expenses as a result of increased headcount, and $0.9 million in general office expenses.
Investment Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Investment income	$210	$—	$210	—%	$405	$—	$405	—%
Investment income increased by $0.2 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increased interest income from our marketable securities, which we entered into during the current period.
Investment income increased by $0.4 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to increased interest income from our marketable securities, which we entered into during the current period.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$(950)	$(968)	$18	(2)%	$(2,811)	$(2,686)	$(125)	5%
Interest expense was flat for the three months ended September 30, 2022 compared to the same period in 2021.
Interest expense increased by $0.1 million, or 5%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily due to interest expense from finance lease agreements we entered into during 2021 to support our growing infrastructure, which increased our finance lease liability to $33.7 million as of September 30, 2022.

Income Tax (Benefit) Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	%Change	2022	2021	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax (benefit) provision	$—	$—	$—	—%	$(69)	$136	$(205)	(151)%
Our provision for income taxes was flat for the three months ended September 30, 2022, compared to the same period in 2021.
Our provision for income taxes decreased by $0.2 million, or 151% for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in income tax benefit was due to an immaterial out of period adjustment in the prior period relating to the limitation of the net operating loss as of December 31, 2021. The charge represented the limitation of post-2017 federal NOLs which are limited to 80% beginning in years after December 31, 2020.
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

The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Gross profit	$11,215	$8,801	$32,156	$24,507
Adjustments:
Stock-based compensation	353	139	977	333
Depreciation and amortization	5,131	3,896	14,178	11,580
Adjusted gross profit	$16,699	$12,836	$47,311	$36,420
Gross margin	51%	51%	52%	50%
Adjusted gross margin	76%	74%	76%	75%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Net loss	$(12,800)	$(5,993)	$(36,905)	$(12,099)
Adjustments:
Depreciation and amortization	5,357	4,059	14,790	12,041
Stock-based compensation	4,830	1,448	13,011	3,611
Net interest expense	740	968	2,406	2,686
Income tax (benefit) provision	—	—	(69)	136
Unrealized loss on SAFE	—	359	—	359
Gain on extinguishment of debt	—	—	—	(2,299)
Adjusted EBITDA	$(1,873)	$841	$(6,767)	$4,435
Adjusted EBITDA margin	(8%)	5%	(11%)	9%

Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers. As of September 30, 2022 and December 31, 2021, our principal sources of liquidity were cash, short-term investments and restricted cash, non-current of $80.0 million and cash of $104.8 million, respectively.
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
In October 2021, we entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit will bear interest at a variable rate equal to, at our discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.75%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. The revolving credit agreement matures in September 2024. In connection with this agreement, we fully repaid and subsequently terminated our 2017 revolving credit agreement with HomeStreet Bank. During December 2021, we entered into the first amendment to the revolving credit agreement with City National Bank. The amendment removed the financial covenants under the agreement and added a requirement to hold collateral in the form of a lien prior to any advance.
During April 2022, we entered into its second amendment to its revolving credit agreement with City National Bank. Under this amendment, amounts available to be borrowed were increased to $30.0 million from $9.5 million. There were no other material changes to the agreement as a result of this amendment. As of September 30, 2022, the outstanding balance of our line of credit was $2.5 million, and the amount available to us was $27.5 million.
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. For further information, see Note 10 to our financial statements included elsewhere in this Quarterly Report.
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands, unaudited)
Net cash (used in) provided by operating activities	$(10,642)	$5,964
Net cash used in investing activities	(61,965)	(9,889)
Net cash (used in) provided by financing activities	(4,879)	2,533

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
For the nine months ended September 30, 2022, cash used in operating activities was $10.6 million, which resulted from a net loss of $36.9 million, adjusted for non-cash charges of $29.2 million and net cash outflow of $2.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.7 million for depreciation and amortization expense and $13.0 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $1.9 million decrease of operating lease liabilities, $0.9 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our employee stock purchase plan withholdings and due to timing of payment of our expenses, and $0.2 million increase of prepaid and other current assets, offset in part by a $0.6 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers. Cash used in operations increased during the nine months ended September 30, 2022, as compared to the same period in 2021 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
For the nine months ended September 30, 2021, cash provided by operating activities was $6.0 million, which resulted from a net loss of $12.1 million, adjusted for non-cash charges of $13.7 million and net cash inflow of $4.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.0 million for depreciation and amortization expense, $2.3 million for the gain on extinguishment of the PPP loan and $3.6 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.1 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers. Cash provided by operations decreased during the nine months ended September 30, 2021, as compared to the same period in 2020 primarily due to increased spending in support of our business growth.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2022 was $62.0 million, resulting primarily from the purchase of short-term maturity investments of $113.3 million, capital expenditures of $4.1 million in support of infrastructure deployments to support our growing business, and $5.6 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, offset in part by $61.0 million from the maturity of our short-term investments.
Cash used in investing activities during the nine months ended September 30, 2021 was $9.9 million, resulting primarily from capital expenditures of $6.9 million in support of our infrastructure deployments to support our growing business, and $3.0 million related to the development of internal-use software for adding new features and enhanced functionality to our platform.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2022 was $4.9 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $11.6 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.7 million related to payments made for offering costs that are deferred, offset in part by $3.4 million in proceeds from the exercise of employee stock options, $2.5 million in proceeds from our credit facility, and $1.5 million in proceeds from the employee stock purchase plan.
Cash provided by financing activities for the nine months ended September 30, 2021 was $2.5 million. Cash provided by financing activities was primarily due to $10.0 million in proceeds received from our SAFE notes and $2.9 million in proceeds from lease financing transactions, offset by cash used in principal payments on our finance lease agreements and lease financing obligations of $8.7 million related to hard drives and other infrastructure equipment used in our co-location facilities, and $1.8 million related to payments made for deferred offering costs.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash and short-term investments held at City National Bank. At September 30, 2022, we had cash and short-term investments balance of $24.8 million and $52.6 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-

term nature of these investments and as all investments are intended to be held to maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Further, our credit facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate tied, at our discretion, to the SOFR or to the Prime Rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.
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

These efforts include: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) user access review of systems that support financial reporting and a preliminary review of segregation of duties; (3) implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, a Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and or a Certified Public Accountant certification; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions, in addition to implementation of sufficient and timely review of significant accounting transactions and reconciliations. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes.

For the following material weaknesses in particular, we have documented specific remediation steps and have now proceeded to demonstrating operating effectiveness for a sufficient period of time. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect the following material weaknesses to be fully remediated:

i.inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition,
ii.inadequate ability to timely identify errors related to the recording of certain equity transactions,
iii.ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures, and
iv.lack of ability to consider the accurate recording of value added taxes and sales and use taxes.
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
We incurred net losses of $36.9 million and $12.1 million for the nine months ended September 30, 2022 and 2021, respectively. Over our 15 years of operations, we had an accumulated deficit of $73.2 million as of September 30, 2022. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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

Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In addition, a third party vendor that operates one of our multiple data center locations, Sungard Availability Services, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2022. On or about August 31, 2022, the bankruptcy court approved the sale of nearly all of Sungard Availability Services’ colocation services and network services in the United States to 365 SG Operating Company LLC, and all the obligations thereunder, which included our contract with Sungard Availability Services and the associated data center lease. As of November 1, 2022, the sale to 365 Operating Company LLC was completed and continued normal operations are expected with respect to our data center location. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions will have some impact our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, we have agreed to waive charges for our services until December 31, 2022 for customers based in Ukraine. We are also unable to receive payments from customers in certain regions that are subject to banking or other credit card payment restrictions, including Russia and Belarus. Although we do not have a significant amount of customers located in these regions, such actions will have some impact our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations.
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management, including our founders and other key personnel. All of our employees, including our senior management, are employed on an at-will basis. Furthermore, our founders and other key personnel hold shares or equity awards that are largely vested, and as result, they may not be incentivized to remain with our company now that there is a trading market for our Class A common stock. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more members of our senior management or other key employees could harm our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. For example, we are planning for aggressive hiring of new employees in sales, marketing, cloud operations and engineering to, among other things, support key new growth initiatives. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We have a culture that encourages employees to be open, collaborate, strive to do the right thing, and develop and launch new and innovative solutions, which we believe is essential to attracting customers and partners and serving the best, long-term interests of our company. As our business grows and becomes more complex, and now that we are a public company, it may become more difficult to maintain this cultural emphasis. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our strategies. If we fail to maintain our company culture, our business and competitive position may be harmed.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital and finance markets, and other factors. For example, we often use finance leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit agreement with City National Bank. In addition, the stock market has recently experienced disruption and elements of a bear market, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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

We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. The COVID-19 pandemic as well as fluctuating demands in the cryptocurrency mining markets also have impacted, and could continue to impact, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry is also experiencing a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the Russia-Ukraine war, or tensions between Taiwan and China, particularly if those tensions escalate into an armed conflict, that could disrupt the global supply chain and result in the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, or material pricing change from our suppliers, we may be unable to develop alternate sources in a timely manner or at all. In addition, a third party vendor that operates one of our multiple data center locations, Sungard Availability Services, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in April 2022. On or about August 31, 2022, the bankruptcy court approved the sale of nearly all of Sungard Availability Services’ colocation services and network services in the United States to 365 SG Operating Company LLC, and all the obligations thereunder, which included our contract with Sungard Availability Services and the associated data center lease. As of November 1, 2022, the sale to 365 Operating Company LLC was completed and continued normal operations are expected with respect to our data center location. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
•implemented a new enterprise resource planning (ERP) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our financial statement recording and reporting processes;

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
For the following material weaknesses in particular, we have documented specific remediation steps, and have now proceeded to demonstrating operating effectiveness for a sufficient period of time. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect these material weaknesses to be fully remediated:

i.inadequate consideration of certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition,
ii.inadequate ability to timely identify errors related to the recording of certain equity transactions,
iii.ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures, and
iv.lack of ability to consider the accurate recording of value added taxes and sales and use taxes.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
Date: November 10, 2022

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)