Form 10-K
period 2022-12-31
Backblaze, Inc.
filed 2023-03-31
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $5.23 for a share of the registrant’s Class A common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), as reported by the Nasdaq Global Select Market, was approximately $67.0 million. Shares of Class A common stock held by each executive officer, director, and holder of 5% or more of the Class A outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2023, 21.1 million shares of the registrant’s Class A common stock were outstanding, and 13.2 million shares of registrant's Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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
•the impact of the COVID-19 pandemic, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;
•our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting; and
•the expenses associated with being a public company.
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

Part I
Item 1. Business
We are a leading specialized storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by substantially reducing the complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract more than 500,000 customers as of December 31, 2022. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our over 2.5 exabytes, or 2.5 trillion megabytes, of data storage under management.
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
The Backblaze Storage Cloud organizes, safeguards, and keeps over 500 billion files available on demand and is designed to handle much more in the future. Through our purpose-built software that manages our global physical infrastructure, we provide a platform that we believe is durable, scalable, performant, and secure. Our two cloud services that we offer on our Storage Cloud are:
•Backblaze B2 Cloud Storage: Enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed on a pay-as-you-go basis, or can be paid for on a capacity basis for greater predictability, which we refer to as our B2 Reserve offering. This Infrastructure-as-a-Service (IaaS) enables use cases including backups, multi-cloud, application storage, and ransomware protection.
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
We have a go-to-market model that was primarily built on a self-serve selling motion. Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog—in 2022 alone, millions of readers consumed content that we shared there. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with approximately 80% of our total revenue in 2022 coming from self-serve customers. Our technology, channel, affiliate, and managed service provider (MSP) partners help expand use cases and sales channels and attract customers, thereby increasing usage of our Storage Cloud. In addition to our self-serve selling motion, we have a sales-assisted selling motion to identify opportunities to increase business with existing customers and to assist larger customers in adopting our services. Our sales-assisted selling motion customers are frequently significantly larger in terms of average revenue per customer than our self-serve customers.

Substantially all of our revenue is recurring in nature. We employ a land-and-expand model that drives additional revenue from existing customers. As customers generate, store, and back up more data, their use of our platform increases, creating natural opportunities for revenue expansion. We can further expand our relationships with our customers when they adopt new features and use cases that lead to increased usage of our platform. Our land-and-expand strategy is evidenced by our overall net revenue retention rate of 113% and 111% as of December 31, 2022 and 2021, respectively. For more information about net revenue retention rate and how it is calculated, please see the section titled “Key Business Metrics” in Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations included elsewhere in this Annual Report on Form 10-K.
Our B2 Cloud Storage revenue grew by 46% during the year ended December 31, 2022 and our Computer Backup cloud service revenue grew by 17% during the year ended December 31, 2022.
Our ecosystem of partners—including technology and developer partners, channel partners, and MSPs—helps us expand our platform in existing and new markets. Our partners leverage our cloud services to provide storage solutions to their customers or our mutual customers and in turn, we are able to expand our use cases and overall reach.
•Technology and Developer Partners. Our platform, alongside the platforms of our technology and developer partners, enables software developers to efficiently build their applications and provides a cloud storage destination for partners whose products require storage to serve their customers. Partners providing software, hardware, and SaaS services to perform backups, synchronize data, manage media, and address other use cases either select our Storage Cloud for the underlying data storage, or offer it as a choice to their customers.
•Channel Partners. We sell B2 Cloud Storage to resellers at a discounted rate. Resellers then market and sell B2 Cloud Storage individually or as part of broader solutions to businesses and organizations. The channel provides greater access to markets with specialty needs in the purchasing process, like state and local governments and educational institutions.
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
Our Platform and Cloud Services
Our Platform: Backblaze Storage Cloud
The Backblaze Storage Cloud provides the core platform for our cloud services and is designed to be durable, available, scalable, secure, performant and predictive. This storage cloud organizes, safeguards, and keeps over 500 billion files available on demand and is designed to handle many more in the future. The key enabler of the Backblaze Storage Cloud is the software that runs it, which contains millions of lines of code that our software engineering team has written and continually improved since our Company’s founding. The ability to manage an ever-larger amount of data across ever-larger hard drives while maintaining data availability and durability continues to be highly complex. This web-scale software layer receives, stores, and delivers data for customers across the globe. Our code achieves this for billions of files under management by intelligently allocating storage locations in line with capacity and demand. Alongside these core processes, the software layer also manages load balancing, caching, data compression, deletion, billing, as well as numerous other essential functions for hundreds of thousands of customers. Generally weekly code updates regularly enhance these functions.
Our vault architecture creates redundancy for the storage of customer data using proprietary and other algorithms. Our software splits each uploaded customer file into several data parts, adds multiple redundant parts, and stores these parts across discrete hard drives in different servers in a data center. As a result, even if a few of the parts are entirely lost or offline, we are able to reconstruct the customer data from the remaining parts for durability. Multiple vaults are grouped together to form one cluster, and one or more clusters are organized into a region. Our globally distributed storage platform also offers customers multi-region geographic choice for their data—currently between East and West Coast regions in the United States and Europe—providing flexibility for different needs including geopolitical considerations, regulatory requirements, and performance optimization.
This software manages our global physical infrastructure of more than 250,000 hard drives and one terabit per second (one million megabits per second) of network capacity across multiple data centers. Our systems also manage the automation, monitoring, and security of this infrastructure.
As our customers’ data grows, and our total revenue with it, we continuously and smoothly deploy additional infrastructure. A significant amount of our employees are either software engineers that develop and improve the software that runs our Storage Cloud or Cloud Operations employees that specialize in network operations, site reliability engineering, technical operations, and supply chain, which operate our software and systems to deliver our infrastructure as a service and our cloud services.
Our Cloud Service Offerings
Backblaze B2 Cloud Storage. B2 Cloud Storage provides customers direct access to our Storage Cloud to store, use and protect data. Users can access the platform through industry standard and native application programming interfaces (APIs), software development kits (SDKs), our web interface, or hundreds of third-party integrations. The wide range of options for accessing B2 Cloud Storage allows anyone to use it, including developers and partners who can integrate storage capabilities into their technology stack or build their own solutions on top of our platform. Customers also strategically tier backups of their core data systems to B2 Cloud Storage, including on-premises and virtual machine servers and other high-capacity storage devices. Customers leverage B2 Cloud Storage for a wide range of use cases, including public, hybrid and multi-cloud data storage; application development and DevOps; content delivery and edge computing; security and ransomware protection; media management; backup, archive and tape replacement; repository for analytics, artificial intelligence (AI) and machine learning; and Internet of Things (e.g., storing data for surveillance systems, autonomous vehicles, and smart devices).
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
Customers
Our customers consist of a wide range of organizations and businesses—particularly mid-market organizations—and consumers. As of December 31, 2022, we had over 500,000 customers in over 175 countries, including approximately 436,000 customers using our Computer Backup cloud services solution and approximately 87,000 customers using our B2 Cloud Storage solution (approximately 16,000 customers use both our B2 Cloud Storage and Computer Backup solutions). Our customers span a range of industries, including a broad range of businesses, MSPs, developers, media innovators, creative agencies, academic institutions, government agencies, research institutes, gaming companies, and individuals. Our customer base is highly diversified, with no single customer accounting for more than 1% of our total revenue in 2022 or 2021.
Sales and Marketing
We believe we have an efficient go-to-market model that is built on a self-serve selling motion. Prospective customers find us through a number of channels including our website, partners, and brand advocates. We have fostered community engagement through the content shared on our blog. In addition to generating customers, our content generation efforts have contributed to building a community of thousands of partners. Our technology and developer, channel, and MSP partners expand use cases and attract customers, thereby increasing the usage of our platform.

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
We complement our self-serve customer acquisition model with a growing inside sales team that is focused on a low-touch sales assisted model that supports our larger customers if the need arises. Among other things, our sales and marketing teams focus on inbound inquiries, outbound prospecting targeting specific use cases, and volume expansion of our self-serve customers. We have plans to increase our investment in our sales and marketing capabilities to capitalize on our large and global market opportunity. We have also stood up a Developer Evangelism team to support our focus on supporting developers and applications storage use cases, and scaled up our partnerships team to grow our technology and channel partnership opportunity.
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
While we compete primarily based on offering services that are significantly easier to use and lower cost, but also through continued innovation; key platform features; availability, durability, scalability, and performance; brand awareness and reputation; transparency; customer support; independence; security; interoperability; partner ecosystem; and capabilities for configurability and APIs, we believe we stand out by offering a substantially easier to use product and significantly lower pricing.
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

Employees and Human Capital
We believe we have an aligned and engaged workforce with relatively limited employee turnover. As of December 31, 2022, we had 393 full-time employees, including a net of 123 new full-time employees hired during 2022. A significant amount of our employees are based out of our San Mateo, California headquarters. However, since March 2020 and throughout all of 2021, employees generally worked remotely due to the COVID pandemic. Our offices reopened during 2022 and most employees located in proximity to our headquarters office location utilize a hybrid approach which includes a mixture of working in the office and working remotely from home.
Culture is very important at Backblaze and we recognize that employees are our greatest asset. We recognize and value the importance of diversity, equity and inclusion and have a Diversity, Equity and Inclusion Committee that is comprised of a diverse group of employees and management. The committee is committed to cultivating and nurturing an inclusive and diverse environment at Backblaze by providing unique opportunities that will bring forth and promote the variety of cultures, backgrounds and circumstances that make up the Backblaze team while surpassing basic tolerance with awareness, acceptance and action. No employees are represented by a labor union with respect to his or her employment by us. We have not experienced any work stoppages, and we consider our relations with our employees to be good, as evidenced by our Glassdoor 4.8/5.0 rating, 95% CEO Approval, and 95% Recommend to a Friend ratings as of February 1, 2023.
Facilities
Our principal executive offices are located in San Mateo, California. We lease data center facilities in California, Arizona, Virginia, and Amsterdam, the Netherlands. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.
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
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the accompanying notes, included elsewhere in this Annual Report on Form 10-K. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A Common Stock.

Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption in our service or loss, or delay in availability, of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

•	The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees, and directors and their affiliates, which limits your ability to influence the outcome of important transactions, including a change in control.
Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses of $51.4 million and $21.7 million for the years ended December 31, 2022 and 2021, respectively. Over our 15 years of operations, we had an accumulated deficit of $87.7 million as of December 31, 2022. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to our normal operations, but future bankruptcies or similar events affecting our third-party hosted data center providers could result in disruptions to our Company, access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions will have some impact on our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 270 employees as of December 31, 2021 and to 393 employees as of December 31, 2022. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customers and customer requests on our network has also increased rapidly in recent years. While we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly in the future, our growth may not be sustainable. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls.
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
•inflation in the United States, which has recently hit a four decade high, and other regions;
•the impact of COVID-19 or other pandemics on our business or that of our customers and partners;
•the timing of expenses and receipt of perceived benefits related to any acquisitions;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.

For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, while it is subject to change, we are currently waiving charges for our services for customers based in

Ukraine. We are also unable to receive payments from customers in certain regions that are subject to banking or other credit card payment restrictions, including Russia and Belarus. Although we do not have a significant amount of customers located in these regions, such actions will have some impact on our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations.

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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and other key personnel. All of our employees, including our senior management, are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees, particularly given that some of these employees may hold equity of the Company that is largely vested, or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more members of our senior management or other key employees could harm our business.
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
In 2022, we derived approximately 28% of our total revenue from customers outside of the United States. We may also expand our international operations, which may include hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
Any failure, or perceived failure, by us to comply with applicable privacy and security laws, policies, or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of personal information or other customer data, could result in a variety of claims against us, including governmental enforcement actions and investigations, audits, inquiries, whistleblower complaints, class action privacy litigation in certain jurisdictions, and proceedings by data protection authorities. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year, as well as potentially face claims from individuals. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA added new requirements and consumer privacy rights as well as the creation of the California Privacy Protection Agency as a dedicated agency to implement and enforce California state privacy laws, investigate violations and assess penalties. Any new or currently applicable privacy and security laws, policies, or related contractual obligations may be enacted, adopted, or modified, the result of which may impact our compliance efforts, especially when certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact. Any non-compliance with data privacy requirements could subject us to significant fines and penalties, adverse media coverage, reputational damage, the loss of current and potential customers, loss of export privileges, or criminal or other civil sanctions, any of which could materially adversely affect our business and financial condition.
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
As a specialized cloud vendor, we are dependent on a small number of offerings focused on cloud storage and computer backup, and a limited number of corresponding use cases. Our B2 Cloud Storage and Computer Backup offerings have accounted for substantially all of our total revenue to date and we anticipate that they will continue to do so for the foreseeable future. As a result, our revenue could be reduced as a result of any general or industry decline in demand for cloud-based storage solutions, particularly given that we would not have meaningful revenue from other market sectors to offset any temporary or longer-term downturn in demand for cloud-based storage solutions.
Adverse economic conditions may adversely impact our revenue and profitability.
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to COVID-19, inflation, uncertainty relating to Russian acts in Ukraine and the potential escalation of tensions in the region or other factors, could cause a reduction in spending on products and solutions storage. Inflation recently experienced the highest rate in four decades in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions, could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit agreement with City National Bank. In addition, the stock market has recently experienced disruption and elements of a bear market, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. Also, although we use City National Bank, a subsidiary of Royal Bank of Canada (RBC), for our banking needs, and do not use Silicon Valley Bank in any capacity, the banking industry has experienced disruption and uncertainty in connection with the recent sudden closure of Silicon Valley Bank in March 2023. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the disruption and uncertainty impacting the banking industry may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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

The COVID-19 pandemic has impacted how we, our customers, and our partners are operating, and any re-emergence of the pandemic could result in a material adverse effect on our business.

The COVID-19 pandemic, and measures taken to control its spread such as travel restrictions, shelter-in-place orders, and business shutdowns, have affected all of the regions in which we conduct business and in which our customers, partners, and suppliers are located; have adversely impacted global economic activity; and have contributed to volatility in financial markets. The pandemic has resulted in various changes to customer business dynamics and may have impacted the storage needs of our customers and prospective customers as well as additional costs and other adverse business conditions affecting our company and our customers and partners, which may occur again if pandemic conditions return. In addition, work from home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, as we make additional adjustments following the pandemic.
Risks Related to Reliance on Infrastructure and Third Parties
We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.
We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. The COVID-19 pandemic as well as fluctuating demands in the cryptocurrency mining markets also have impacted, and could continue to impact, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry also experienced a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the Russia-Ukraine war, or tensions between Taiwan and China, particularly if those tensions escalate into an armed conflict, that could disrupt the global supply chain and result in the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, or material pricing change from our suppliers, we may be unable to develop alternate sources in a timely manner or at all. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
We have identified material weaknesses in our internal controls over financial reporting, and if we are not able to effectively remediate our outstanding material weaknesses or are otherwise unable to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or timely file our periodic reports. As a result, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be materially impacted.
Our management determined that as of December 31, 2019 we did not maintain effective internal controls over financial reporting, and identified four material weaknesses, specifically related to control activities, of which three had been remediated as of December 31, 2022. Additionally, as of December 31, 2021, we determined a material weakness existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures, and this material weakness had been remediated as of December 31, 2022.
As of December 31, 2022, two material weaknesses remained as follows.
i.Our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions and reconciliations. These deficiencies resulted in errors in cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, capital lease liability and sale leaseback transactions, accrued compensation and income tax; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instrument.

We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses. We are in the process of designing and implementing internal controls intended to address our remaining material weaknesses, and are also testing the operating effectiveness of these controls. The remaining material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
We cannot assure you that the measures we have taken to date will be sufficient to remediate the remaining material weaknesses we identified or prevent additional material weaknesses in the future. Although we plan to complete this remediation, if the steps we take do not remediate these material weaknesses in a timely or sufficient manner, there could continue to be a reasonable possibility that these control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
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
As of December 31, 2022 we had net operating loss carryforwards for U.S. federal income tax purposes of $63.4 million available to offset future U.S. federal taxable income. Also, as of December 31, 2022, we had net operating loss carryforwards for state income tax purposes of $33.5 million available to offset future state taxable income. If not utilized, both the federal and state tax credit carryforwards will begin to expire in 2034.
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
Changes in tax laws could materially affect our financial condition, results of operations and cash flows.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. The IRA contains certain tax measures, including a corporate alternative minimum tax of 15% on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases, occurring after December 31, 2022. We do not currently expect that the IRA will have a material impact on our income tax liability. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to costs to be capitalized as internal-use software and their useful life; the useful lives of other long-lived assets; impairment considerations for long-lived assets; expected lease term for finance leases; calculation of the sales reserve; valuation of our common stock and stock options and accounting for taxes, including estimates for sales tax and value-added tax liability; deferred tax assets; valuation allowance; and uncertain tax positions among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
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
•the impact of the COVID-19 or similar pandemic; and
•general economic conditions and slow or negative growth of our markets.
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
We may also issue additional shares of our Class A common stock, convertible securities or other equity, including pursuant to our equity compensation plans. Such issuances could be dilutive to investors and could cause the price of shares of our Class A common stock to decline. New investors in such issuances could also receive rights senior to those of holders of shares of our Class A common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in San Mateo, California and consists of approximately 35,000 square feet of space under lease agreements, the first of which expires in 2023 and includes options for renewal. We also lease space in multiple data centers located domestically in California, Arizona and Virginia, and one data center located internationally in Amsterdam, in the Netherlands. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base, our Backblaze Storage Cloud platform and expand geographically, and may also elect to consolidate the locations of the data centers we use as well as other operation centers from time to time to address our needs.
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
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information
Our Class A common stock has been listed on The Nasdaq Stock Market LLC under the symbol “BLZE” since November 11, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 28, 2023, there were 18 stockholders of record of our Class A common stock and 40 stockholders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
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
Overview
We are a leading storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by substantially reducing the complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract more than 500,000 customers as of December 31, 2022. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our over 2.5 exabytes, or 2.5 trillion megabytes, of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (IaaS) consumption-based offering and our Backblaze Computer Backup Software-as-a-Service (SaaS) subscription-based offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis or can be paid for on a capacity basis for greater predictability, which we refer to as our B2 Reserve offering. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.
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

Our Business Model
Our solutions are designed for individuals and businesses of all sizes and across all industries but have a particularly strong appeal to mid-market organizations (which we define as organizations with 10 to 999 employees) due to their desire for easy-to-use and cost-effective solutions. We generate revenue primarily from our two cloud services:
•Backblaze B2 Cloud Storage, which enables customers to store data for any use case, and for developers to embed our platform into their applications. In both cases, our customers use this offering in a consumption-based or capacity based model, and
•Backblaze Computer Backup, which provides virtually unlimited backup to businesses and consumers in a SaaS subscription model.
We believe our pricing is simple and straightforward, with fees and terms that are generally shared transparently on our website.
We have maintained our B2 Cloud Storage pricing for six years, and we announced price increases to our unlimited subscription Backblaze Computer Backup pricing in February 2019 and July 2021 with no material impact on customer retention as of December 31, 2022.
We believe we provide simple pricing for usage of our cloud services and increase revenue per customer through our customers’ natural data growth. Additionally, we provide customers with additional value through cross-sell, upsell, and use case expansion that can result in additional revenue per customer. These options for cross-selling and upselling include the following:
•Cross-Sell: After adopting any of our products, customers may expand to other products as their use cases grow, including Computer Backup customers who adopt B2 Cloud Storage to facilitate broader use cases. Adopting additional products expands usage of our platform.
•Upsell: Customers can choose to use various features and services for additional fees, such as Extended Version History, Snapshots, cloud replication, and enhanced support tiers. For example, our Computer Backup cloud service includes 30-day file version history with all subscriptions; with Extended Version History customers can keep versions as long as they wish, for an additional cost. B2 Cloud Storage offers Snapshots that allow customers to create moment-in-time versions of their data, and we also allow customers to keep their data in multiple geographic regions, both of which provide more customer value. Additionally, customers receive email and chat support for free, but can also opt for enhanced support tiers for an additional cost, which provide dedicated customer support contacts and 24/7 response.
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
For prospective customers interested in B2 Cloud Storage, we offer a free tier and a simple, intuitive sign-up process, allowing them to quickly on-board and start using our solutions. Once prospective customers grow beyond the free storage limit, they have the flexibility to only pay for what they need and pay as they go, without any lock-in or long-term commitments. This is delivered via a consumption-based model, and we charge a fixed price per month per gigabyte of data stored on our platform. Customers may purchase our B2 Cloud Storage on a capacity basis for greater predictability, which we refer to as our B2 Reserve offering.
For prospective customers interested in Computer Backup, we offer a free 15-day trial and automatically start to back up all their files securely to our Backblaze Storage Cloud. Prospective customers can then choose to sign up on a per computer basis. The service is delivered via a SaaS model where revenue is recognized ratably over the subscription term. Subscriptions are offered to customers on a monthly, annual, or biennial basis, providing customers flexibility to choose their commitment lengths. We charge a flat rate for this solution and provide virtually unlimited backup capabilities to customers. There are no storage limits or tiers. Customers also have the option to subscribe to Extended Version History, which enables them to extend retention of old file versions and deleted files, which are typically saved for 30 days, to a year or perpetually.
We believe that we have an efficient go-to-market model that is built on a self-serve selling motion. Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog, which includes millions of readers viewing the content we shared in 2022 alone. Our content is intended to encourage organic, inbound traffic that we believe serves as our greatest source of advocates and referrals. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with approximately 80% of our total revenue in 2022 coming from self-serve customers. In addition to generating customers, a community of thousands of partners has arisen as a result of our efforts. Our technology and developer partners, channel partners and MSP partnerships expand use cases and attract customers, thereby increasing usage of our Storage Cloud and helping to drive revenue growth. In addition to our self-serve selling motion, we have a sales-assisted selling motion to identify opportunities to increase business with existing customers and to assist larger customers in adopting our services. Our sales-assisted selling motion helps customers that, in 2022, generally were much larger in terms of average revenue per customer than our self-serve customers.
Substantially all of our revenue is recurring in nature. We employ a land-and-expand model that seeks to drive additional revenue from existing customers. As customers generate, store, and back up more data, their use of our platform increases, creating natural opportunities for revenue expansion. We are able to further expand our relationships with our customers when they adopt new features and use cases that lead to increased usage of our platform. Our land-and-expand strategy is evidenced by our overall net revenue retention rate of 113% and 111% as of December 31, 2022 and 2021, respectively.
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
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our total revenue originating outside of the United States for the year ended December 31, 2022. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international geographies. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
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

	December 31,
	2022	2021
B2 Cloud Storage
Net revenue retention rate (NRR)(1)	122%	132%
Gross customer retention rate	90%	89%
Annual recurring revenue (in millions)	$38.6	$26.8
Number of customers(1)	86,874	74,349
Annual average revenue per user(1)	$437	$360

Computer Backup
Net revenue retention rate (NRR)(1)	108%	102%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$53.4	$48.6
Number of customers(1)	436,080	433,079
Annual average revenue per user(1)	$124	$113

Total Company
Net revenue retention rate (NRR)(1)	113%	111%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$92.0	$75.4
Number of customers(1)(2)	506,456	493,023
Annual average revenue per user(1)	$181	$153

_____________
(1)The calculation methodology for the NRR and number of customers metrics presented has been refined to include customers that we invoice and with whom we have active paying licenses. The annual average revenue per user metric was also revised as a result. As such, the table above has disclosed these refined metrics as of the fourth quarter of 2022 and 2021, respectively. As the NRR and number of customer metrics are disclosed quarterly, these metrics for all quarters between the first quarter and third quarter of 2022 under this adjusted methodology have been provided in the table below:

	As of
	September 30, 2022	June 30, 2022	March 31, 2022
B2 Cloud Storage
Net revenue retention rate (NRR)	125%	127%	131%
Number of customers	84,118	80,823	77,263

Computer Backup
Net revenue retention rate (NRR)	109%	107%	105%
Number of customers	435,312	435,266	434,767

Total Company
Net revenue retention rate (NRR)	115%	114%	113%
Number of customers	503,478	500,722	497,125
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

Annual Recurring Revenue
We define annual recurring revenue (ARR) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our total revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Notes to our financial statements included elsewhere in this Annual Report on Form 10-K for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our total revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 122% as of December 31, 2022. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Notes to the financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
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
Impact of COVID-19
The worldwide spread of COVID-19 had a significant impact on the global economy.
Although it is difficult to identify the exact overall impact of the pandemic, we believe that the pandemic may have caused some customers to reduce their use of cloud storage with us or to delay increasing their use of our cloud storage offerings.

In addition, the pandemic may have caused potential customers to delay their purchasing decisions or to store less data with us.
In addition to the impact on customers, the pandemic has had some impact to our supply chain. Although the pandemic appears to have substantially lessened, it is possible that the pandemic could re-emerge and adversely impact our business and operations, as well as the business and operations of our customers and partners.
For additional details, see the section titled “Risk Factors - The COVID-19 pandemic has impacted how we, our customers, and our partners are operating, and any re-emergence of the pandemic could result in a material adverse effect on our business.”
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

We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to focus our research and development efforts on adding new features to our platform, improving our cloud service offerings, and increasing the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of total revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs. Sales and marketing expenses also include expenditures related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, and an allocation of our general overhead expenses.
We plan to continue investing in sales and marketing by, among other things, selectively increasing our sales and marketing headcount, optimizing our self-serve model, strengthening our partner ecosystem, driving our go-to-market strategies, and building our lead generation and brand awareness. As a result, we expect our investment in sales and marketing to increase in absolute dollars for the foreseeable future. Sales and marketing expenses may fluctuate as a percentage of total revenue from period to period because of the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, IT, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. We expect our general and administrative expenses to increase in absolute dollars as our business grows. We expect to continue incurring general and administrative expenses as a result of operating as a public company, including expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses.
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements and interest on the outstanding balance of our existing credit facility.
Investment Income
Investment income consists primarily of interest earned on our cash and investments.
Income Tax (Benefit) Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our statements of operations data for the periods indicated:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Revenue	$85,155	$67,479
Cost of revenue(1)	41,292	33,138
Gross profit	43,863	34,341
Operating expenses:
Research and development(1)	33,107	20,536
Sales and marketing(1)	35,399	19,698
General and administrative(1)	23,470	12,901
Total operating expenses	91,976	53,135
Loss from operations	(48,113)	(18,794)
Investment income	965
Interest expense	(4,289)	(3,677)
Gain on extinguishment of debt	—	2,299
Realized loss on SAFE	—	(1,436)
Loss before provision for income taxes	(51,437)	(21,608)
Income tax (benefit) provision	(39)	96
Net loss	$(51,398)	$(21,704)
__________________
(1)Includes stock-based compensation expense as follows:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,267	$509
Research and development	6,698	2,129
Sales and marketing	5,360	1,652
General and administrative	3,724	1,339
Total stock-based compensation expense	$17,049	$5,629

The following table sets forth our statements of operations data expressed as a percentage of total revenue for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	48	49
Gross profit	52	51
Operating expenses:
Research and development	39	30
Sales and marketing	42	29
General and administrative	28	19
Total operating expenses	108	78
Loss from operations	(57)	(27)
Investment income	1	—
Interest expense	(5)	(5)
Gain on extinguishment of debt	—	3
Realized loss on SAFE	—	(2)
Loss before provision for income taxes	(60)	(32)
Income tax (benefit) provision	—	—
Net loss	(60)%	(32)%
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	For the Years Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
B2 Cloud Storage revenue	$33,041	$22,632	$10,409	46%
Computer Backup revenue	51,431	44,117	7,314	17%
Physical Media revenue	683	730	(47)	(6)%
Total revenue	$85,155	$67,479	$17,676	26%

Total revenue increased by $17.7 million, or 26%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. B2 Cloud Storage increased by $10.4 million, which primarily increased due to increased storage for existing customers and the addition of new customers. The remaining increase of $7.3 million was from Computer Backup, which increased primarily due to a price increase that went into effect in September 2021, an increase in the number of licenses per existing customer and the addition of new customers.
Cost of Revenue and Gross Margin

	For the Years Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$41,292	$33,138	$8,154	25%
Gross margin	52%	51%
Total cost of revenue increased by $8.2 million, or 25%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $4.4 million related to managing and operating our co-location facilities, and an increase of $3.8 million for depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.
Gross margin increased to 52% for the year ended December 31, 2022 compared to 51% for the year ended December 31, 2021. The increase in gross margin was primarily due to cost of revenue, primarily depreciation expense of our infrastructure equipment, increasing at a slower rate as compared to our total revenue growth.
Operating Expenses

	For the Years Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Research and development	$33,107	$20,536	$12,571	61%
Sales and marketing	35,399	19,698	15,701	80%
General and administrative	23,470	12,901	10,569	82%
Research and Development
Research and development expense increased by $12.6 million, or 61%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of $6.0 million in personnel-related expenses as a result of increased headcount, $4.5 million related to stock-based compensation expense, and $1.7 million in overhead and general office expenses.
Sales and Marketing
Sales and marketing expense increased by $15.7 million, or 80%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in sales and marketing expense was primarily attributable to an increase of $7.7 million in personnel-related expenses as a result of increased headcount, $3.7 million related to stock-based compensation, $2.4 million due to increased advertising expenses related primarily to our B2 Cloud Storage offering, and $1.5 million in overhead and general expenses.
General and Administrative

General and administrative expense increased by $10.6 million, or 82%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to $2.5 million in personnel-related expenses as a result of increased headcount, $2.4 million related to stock-based compensation expense, $1.8 million related to insurance, $1.8 million in overhead and general expenses, $1.5 million for settlement with our SAFE holders in exchange for a full release of all claims related to the SAFE transaction, which was entered into in February 2023, (the SAFE holder settlement), $0.9 million in professional fees for accounting and tax services, $0.4 million of other legal fees, partially offset by a $1.0 million decrease in indirect tax expenses.
Investment Income

	For the Years Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Investment income	$965	$—	$965	—%
Investment income increased by $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increased interest income from our marketable securities purchased with proceeds from our public offering.

Interest Expense

	For the Years Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Interest expense	$(4,289)	$(3,677)	$(612)	17%
Interest expense increased by $0.6 million, or 17%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to interest expense from finance lease agreements we entered into during 2021 and 2022 to support our growing infrastructure, which increased our finance lease liabilities and lease financing obligations to $34.0 million as of December 31, 2022.
Income Tax Provision

	For the Years Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(39)	$96	$(135)	(141)%
Our provision for income taxes decreased by $0.1 million, or 141% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in income tax benefit was due to sufficient deferred tax asset generated that allowed the increase of valuation allowance utilization to reverse deferred tax liability from December 31, 2021.
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
We define adjusted gross margin as gross profit, excluding stock-based compensation expense, depreciation and amortization within cost of revenue, as a percentage of adjusted gross profit to total revenue. We exclude stock-based compensation, which is a non-cash item, because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software, because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric eliminates the effects of depreciation and amortization.

The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	For the Years Ended December 31,
	2022	2021
	(in thousands, except percentages)
Gross profit	$43,863	$34,341
Adjustments:
Stock-based compensation	1,267	509
Depreciation and amortization	19,487	15,684
Adjusted gross profit	$64,617	$50,534
Gross margin	52%	51%
Adjusted gross margin	76%	75%
Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, realized loss on SAFE, SAFE holder settlement, and gain on extinguishment of debt. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.
Our calculation of adjusted EBITDA may differ from the calculations of adjusted EBITDA by other companies and therefore comparability may be limited. Because of these limitations, when evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results. The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented. The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	For the Years Ended December 31,
	2022	2021
	(in thousands, except percentages)
Net loss	$(51,398)	$(21,704)
Adjustments:
Depreciation and amortization	20,151	16,322
Stock-based compensation	17,049	5,629
Interest expense, net and investment income	3,324	3,677
Income tax (benefit) provision	(39)	96
Realized loss on SAFE	—	1,436
Gain on extinguishment of debt	—	(2,299)
SAFE holder settlement	1,500	—
Adjusted EBITDA	$(9,413)	$3,157
Adjusted EBITDA Margin	(11)%	5%

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, our principal sources of liquidity were cash, short-term investments and restricted cash, non-current of $69.7 million and $104.8 million, respectively.

In November 2021, we completed our initial public offering (IPO) which resulted in net proceeds of approximately $103.0 million, after underwriting discounts and commissions and other offering costs of approximately $12.0 million.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required or choose to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
In October 2021, we entered into a revolving credit agreement with City National Bank. Under this agreement, among other things, (i) amounts available to be borrowed are $9.5 million and (ii) advances on the line of credit bear interest payable monthly at the average SOFR rate plus 2.75%. The revolving credit agreement matures in September 2024. In connection with this agreement, we fully repaid and subsequently terminated our 2017 revolving credit agreement with HomeStreet Bank. During December 2021, we entered into the first amendment to the revolving credit agreement with City National Bank. The amendment removed the financial covenants under the agreement and added a requirement to hold collateral in the form of a lien prior to any advance. During April 2022, we entered into a second amendment to our revolving credit agreement with City National Bank. Under this amendment, amounts available to be borrowed were increased to $30.0 million from $9.5 million. As of December 31, 2022, the outstanding balance of our line of credit was $4.3 million, and the amount available to us was $25.7 million.
In August 2021, we issued $10.0 million of convertible notes in a private financing round to continue investing in our growth initiatives and for general corporate purposes. We also refer to these convertible notes security as a Simple Agreement for Future Equity agreement (SAFE). As of November 2021, the convertible note and the accrued interest have been fully converted to Class A common stock upon the completion of our IPO. On November 10, 2021, in connection with the IPO, the SAFE notes automatically converted into 722,860 shares of Class A common stock. We valued the notes on the settlement date of November 10, 2021 based on the Class A common stock price of $16.00, which was the price of the Class A common stock sold in the IPO. This valuation resulted in a realized loss of $1.4 million that the Company recorded in its statement of operations. The accrued interest of $0.1 million was added to the purchased amount upon conversion into equity.
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
We enter into capital lease arrangements to obtain hard drives and related equipment for our data center operations. We also enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of December 31, 2022, our future minimum payments were $37.4 million and $8.4 million under our capital and operating lease arrangements, respectively. For further information, see Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K.
Although we use City National Bank, a subsidiary of Royal Bank of Canada (RBC), for our banking needs, and do not use Silicon Valley Bank in any capacity, the banking industry has experienced disruption and uncertainty in connection with the recent sudden closure of Silicon Valley Bank in March 2023. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the disruption and uncertainty impacting the banking industry may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business.
The following table shows a summary of our cash flows for the periods presented:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(13,781)	$3,520
Net cash used in investing activities	(73,854)	(11,190)
Net cash (used in) provided by financing activities	(6,212)	106,606

Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
Cash flows from operating activities primarily consist of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation, and amortization of property and equipment, amortization of capitalized internal-use software, net, and changes in operating assets and liabilities during each period.
For the year ended December 31, 2022, cash used in operating activities was $13.8 million, which resulted from a net loss of $51.4 million, adjusted for non-cash charges of $38.8 million and a net cash outflow of $1.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $20.2 million for depreciation and amortization expense and $17.0 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $2.5 million decrease in operating lease liabilities and $1.0 million decrease in accrued expenses and other current liabilities, which decreased primarily due to timing of payment of our expenses, offset in part by a $1.6 million increase in accounts payable and a $1.0 million decrease in other assets. Cash used in operations increased during the year ended December 31, 2022, as compared to the same period in 2021 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
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
Investing Activities
Cash used in investing activities during the year ended December 31, 2022 was $73.9 million, resulting primarily from the purchase of short-term maturity investments of $145.9 million, capital expenditures of $7.3 million in support of infrastructure deployments to support our growing business, and $8.6 million related to the development of software for adding new features and enhanced functionality to our platform, offset in part by $88.0 million from the maturity of our short-term investments.
Cash used in investing activities during the year ended December 31, 2021 was $11.2 million, resulting primarily from capital expenditures of $7.6 million in support of infrastructure deployments to support our growing business, and $3.6 million related to the development of software mainly for adding new features and enhanced functionality to our platform.

Financing Activities
Cash used in financing activities for the year ended December 31, 2022 was $6.2 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $16.5 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.7 million related to payments made for offering costs that are deferred, offset in part by $4.3 million in proceeds from the exercise of employee stock options, $4.3 million in proceeds from our credit facility, and $2.5 million in proceeds from our employee stock purchase plan.
Cash provided by financing activities for the year ended December 31, 2021 was $106.6 million, resulting from $107.0 million in proceeds from our IPO in November 2021, $10.0 million in proceeds from the SAFE transaction entered in September 2021, $4.3 million in proceeds from the four lease financing transactions, and $0.5 million in proceeds from the exercise of employee stock options, offset by $12.2 million principal payments on our capital lease agreements and lease financing obligations of related to hard drives and other infrastructure equipment used in our co-location facilities and $3.0 million in payments of deferred offering expense related to our IPO.
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
Critical Accounting Policies and Estimates
Our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
We also recognize revenue from products offered to our customers for the ability to securely restore data using a USB drive (USB Restore) and for migrating large data sets to our platform using our proprietary Fireball device. We refer to these products as our Physical Media revenue. Physical Media revenue was approximately 1% of our total revenue for the years ended December 31, 2022 and 2021.
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
We determine revenue recognition through the following five steps, which include inherent estimates:
1. Identify the contract with a customer. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history; however, as approximately 96% and 98% of our revenue was generated from customers paying via credit card during the years ended December 31, 2022 and 2021, respectively, the risk of non-payment is reduced.
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
Stock-Based Compensation
All stock-based compensation to employees is measured on the grant date based on the fair value of the awards on the date of grant. We recognize compensation cost for awards on a straight-line basis over the requisite service period, which is generally the four-year vesting period. Share-based compensation includes restricted stock units, stock option grants and stock purchase rights under the Employee Stock Purchase Plan (ESPP). For grants made after our IPO, we use our publicly traded Class A common stock price to determine the fair value of our Class A common stock. Fluctuations in our Class A common stock price may have a significant impact on the amount of stock-based compensation recognized.
If an award contains a provision whereby vesting is accelerated upon a change in control, we recognize stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of our control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.
We use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase rights under our ESPP. The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. Our option-pricing model requires the input of certain assumptions, including the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.
Capitalized Internal-Use Software, Net
We capitalize qualifying software development costs related to new features and enhancements to the functionality of our platform and related products, as well as implementation. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage.
We review capitalization criteria for each project individually, which requires us to exercise judgment as to what costs are capitalizable. Capitalized costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. We determine the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. The amortization of costs related to the platform applications is included in cost of revenue in the statement of operations.
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
Interest Rate Risk

Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. At December 31, 2022, we had cash and cash equivalents and short-term investments balances of $6.7 million and $58.7 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held to maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

As amended, our credit facility with City National Bank is at a variable interest rate tied, at our discretion, to the SOFR or to the Prime Rate announced by City National Bank, provided such rate is greater than 3.0%.
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
San Mateo, California
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Backblaze, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method for accounting for leases in the fiscal year 2022 due to the adoption of Topic 842: Leases, using a modified retrospective approach.

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
San Jose, California
March 31, 2023

BACKBLAZE, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,690	$104,843
Accounts receivable, net	856	309
Short-term investments	58,733	—
Prepaid expenses and other current assets	8,120	5,930
Total current assets	74,399	111,082
Restricted cash, non-current	4,306	—
Property and equipment, net	49,375	43,068
Operating lease right-of-use assets	6,881	—
Capitalized internal-use software, net	16,704	7,637
Other assets	793	1,794
Total assets	$152,458	$163,581
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,283	$2,075
Accrued expenses and other current liabilities	9,418	7,620
Finance lease liabilities and lease financing obligations, current	18,531	13,645
Operating lease liabilities, current	2,130	—
Deferred revenue, current	22,912	21,722
Total current liabilities	56,274	45,062
Finance lease liabilities and lease financing obligations, non-current	15,487	19,603
Operating lease liabilities, non-current	5,032	—
Deferred revenue, non-current	2,611	3,132
Other long-term liabilities	—	298
Debt facility, non-current	4,306	—
Total liabilities	$83,710	$68,095
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of December 31, 2022 and 2021; 16,198,333 and 8,227,992 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	2	1
Class B common stock, $0.0001 par value; 37,000,000 shares authorized as of December 31, 2022 and 2021; 17,195,404 and 22,156,842 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	2	2
Additional paid-in capital	156,485	131,826
Accumulated deficit	(87,741)	(36,343)
Total stockholders’ equity	68,748	95,486
Total liabilities and stockholders’ equity	$152,458	$163,581
See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021

Revenue	$85,155	$67,479
Cost of revenue	41,292	33,138
Gross profit	43,863	34,341
Operating expenses:
Research and development	33,107	20,536
Sales and marketing	35,399	19,698
General and administrative	23,470	12,901
Total operating expenses	91,976	53,135
Loss from operations	(48,113)	(18,794)
Investment income	965	—
Interest expense, net	(4,289)	(3,677)
Gain on extinguishment of debt	—	2,299
Realized loss on SAFE	—	(1,436)
Loss before provision for income taxes	(51,437)	(21,608)
Income tax (benefit) provision	(39)	96
Net loss	$(51,398)	$(21,704)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.62)	$(1.07)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	31,662,301	20,345,655
See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	3,359,195	$2,784	18,614,905	$5	$7,794	$(14,639)	$(6,840)
Net loss	—	—	—	—	—	(21,704)	(21,704)
Conversion of convertible preferred stock to common stock upon initial public offering	(3,359,195)	(2,784)	3,359,195	(3)	2,784	—	2,781
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	7,187,500	1	103,142	—	103,143
Issuance of Class A common stock upon settlement of SAFE notes	—	—	722,860	—	11,566	—	11,566
Issuance of Class A and Class B common stock upon exercise of stock options	—	—	500,374	—	478	—	478
Stock-based compensation	—	—	—	—	6,062	—	6,062
Balance as of December 31, 2021	—	$—	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	—	—	(51,398)	(51,398)
Issuance of Class A and Class B common stock upon exercise of stock options	—	—	2,112,819	1	4,407	—	4,408
Issuance of Class A common stock under equity incentive plans, net of taxes withheld	—	—	321,720	—	(130)	—	(130)
Issuance of Class A common stock related to Employee Stock Purchase Plan ("ESPP")	—	—	574,364	—	2,511	—	2,511
Stock-based compensation	—	—	—	—	17,871	—	17,871
Balance as of December 31, 2022	—	$—	33,393,737	$4	$156,485	$(87,741)	$68,748
See accompanying notes, which are an integral part of these financial statements.

BACKBLAZE INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,398)	$(21,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of Paycheck Protection Program (“PPP”) loan	—	(2,299)
Net accretion of discount on investment securities	(863)	—
Realized loss and interest expense on SAFE	—	1,566
Noncash lease expense on operating leases	2,457	—
Depreciation and amortization	20,151	16,322
Stock-based compensation	17,049	5,629
Loss (gain) on disposal of assets and other adjustments	37	(4)
Changes in operating assets and liabilities:
Accounts receivable	(547)	(100)
Prepaid expenses and other current assets	(379)	(3,131)
Other assets	1,001	(541)
Accounts payable	1,627	502
Accrued expenses and other current liabilities	(970)	2,311
Deferred revenue	670	5,464
Operating lease liabilities	(2,547)	—
Other long-term liabilities	(69)	(495)
Net cash (used in) provided by operating activities	(13,781)	3,520
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(145,871)	—
Maturities of marketable securities	88,000	—
Purchases of property and equipment, net	(7,349)	(7,562)
Capitalized internal-use software costs	(8,634)	(3,628)
Net cash used in investing activities	(73,854)	(11,190)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease and lease financing obligations	(16,492)	(12,153)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	106,950
Payments of deferred offering costs	(658)	(2,977)
Proceeds from debt facility	4,305	3,500
Repayment of debt facility	—	(3,500)
Proceeds from SAFE	—	10,000
Proceeds from lease financing obligations	—	4,308
Employee payroll taxes paid related to net settlement of equity awards	(130)	—
Proceeds from exercises of stock options	4,252	478
Proceeds from employee stock purchase plan	2,511	—
Net cash (used in) provided by financing activities	(6,212)	106,606
Net increase (decrease) in cash, restricted cash and restricted cash, non-current	(93,847)	98,936
Cash and restricted cash at beginning of period	105,012	6,076
Cash, restricted cash and restricted cash, non-current at end of period	$11,165	$105,012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,776	$3,526
Cash paid for income taxes	$31	$14
Cash paid for operating lease liabilities	$2,838	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$2,674	$433
Accrued bonus settled in restricted stock units	$1,852	$—
Financed insurance premiums included in accrued expenses and other current liabilities	$1,545	$—
Equipment acquired through finance lease and lease financing obligations	$17,037	$16,499
Accruals related to purchases of property and equipment	$158	$164
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$5,220	$—

Assets obtained in exchange for operating lease obligations	$4,118	$—
Proceeds from stock option exercises pending settlement	$156	$—
Settlement of SAFE notes	$—	$11,566
Extinguishment of PPP loan	$—	$2,299
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash	$6,690	$104,843
Restricted cash – included in prepaid expenses and other current assets	$169	$169
Restricted cash, non-current	$4,306	$—
Total cash, cash equivalents and restricted cash	$11,165	$105,012
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include (i) determining whether projects will result in new or additional functionality, (ii) the start and end date of the application development phase of projects, and (iii) their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, expected lease term, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s (i) common stock prior to its IPO in November 2021, (ii) stock options, and (iii) Employee Stock Purchase Plan (“ESPP”) expense, and accounting for taxes, including estimates for sales tax and VAT liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.

Risks and Uncertainties
COVID-19

The worldwide spread of COVID-19 has had a significant impact on the global economy. Although it is difficult to identify the exact overall impact of the pandemic, we believe that the pandemic may have caused some customers to reduce their use of cloud storage with us or to delay increasing their use of our cloud storage offerings. In addition, the pandemic may have caused potential customers to delay their purchasing decisions or to store less data with us. In addition to the impact on customers, the pandemic has had some impact to our supply chain. Although the pandemic appears to have substantially lessened, it is possible that the pandemic could re-emerge and adversely impact our business and operations, as well as the business and operations of our customers and partners.
Concentrations
Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. Although the Company uses City National Bank, a subsidiary of Royal Bank of Canada (“RBC”), for its banking needs, and does not use Silicon Valley Bank in any capacity, the banking industry has experienced disruption and uncertainty in connection with the recent sudden closure of Silicon Valley Bank in March 2023. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds at such institutions and incur significant losses to the extent its funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the balance sheets.
Vendors. The Company acquires infrastructure equipment from third party vendors. Vendors may have limited sources of equipment and supplies which may expose the Company to potential supply and service disruptions that could harm the Company’s business. Two vendors represented in aggregate 25% of total cash disbursements during the year ended December 31, 2022, and two vendors represented 26% of the accounts payable balance as of December 31, 2022. Two vendors represented in aggregate 24% of total cash disbursements during the year ended December 31, 2021, and three vendors represented 40% of the accounts payable balance as of December 31, 2021.
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
The Company also recognizes revenue from products offered to its customers for the ability to securely restore data using a USB drive (“USB Restore”) and for migrating large data sets to its platform using its proprietary Fireball device. The Company refers to these products as its “Physical Media revenue”. Physical Media revenue was approximately 1% of the Company’s revenue for the years ended December 31, 2022 and 2021.
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
The Company determines revenue recognition through the following five steps:
1. Identify the contract with a customer. The Company considers the terms and conditions of the contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when:

•the contract has been approved by both parties,
•it can identify each party’s rights regarding the services to be transferred and the payment terms for the services,
•it has determined the customer to have the ability and intent to pay, and
•the contract has commercial substance.

The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors; however, as approximately 96% and 98% of the Company’s revenue was generated from customers paying via credit card during the years ended December 31, 2022 and 2021, respectively, the risk of non-payment is low and historical write-offs having been immaterial.
2. Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the services and products that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. The Company’s contracts typically contain a single distinct performance obligation representing one of its Backblaze Storage Cloud platform offerings, which includes either B2 Cloud Storage or Computer Backup services and related customer support. Customers also have the option to purchase a USB device for USB Restore and rental of its Fireball device at the standalone selling price (“SSP”).
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
4. Allocate the transaction price to performance obligations in the contract. Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The Company determines SSP for performance obligations based on the price it sells a good or service separately.
5. Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized when control of the services is transferred to the customer and in an amount that reflects the consideration the Company expects to receive in exchange for those services. Performance obligations are satisfied over time when the customer simultaneously receives and consumes the benefits as the entity performs. Revenue is generally recognized over the common measure of progress (i.e., time-based or consumption-based) for the entire performance obligation. Revenue from subscription-based arrangements is recognized on a straight-line basis over the contractual term beginning on the date that the service commences, as customers are entitled to the same benefits throughout the contractual term. Fees from consumption-based arrangements are recognized as services are delivered based on the amount of daily storage consumed. Revenue for USB Restore is recognized as USB devices are delivered to customers, and recognition of the Company’s Fireball device rental is time-based.
The Company also offers a 15-day free trial period for its subscription-based arrangements and it does not enter into a contract with the customer during this trial period. Separately, under its consumption-based arrangements, the Company does not charge customers until at least 10 gigabytes of data have been stored.
The Company applied the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its consumption-based contracts and contracts with original duration of one year or less. The non-current deferred revenue balance of $2.6 million on the Company’s balance sheet as of December 31, 2022 will be recognized in 2024. As of December 31, 2021, the Company’s non-current deferred revenue balance was $3.1 million, which will be recognized in 2023.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the statements of operations. These costs were approximately $5.7 million and $3.3 million for the years ended December 31, 2022 and 2021, respectively.

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
Stock-based Compensation
All stock-based compensation to employees is measured on the grant date, based on the fair value of the awards on the date of grant. The Company recognizes compensation cost for its awards on a straight-line basis over the requisite service period, which is generally a vesting period of three to four years, except for the awards granted under the Company’s 2022 Bonus Plan (see Note 14). Share-based compensation includes restricted stock units (“RSUs”), stock option grants and stock purchase rights under the ESPP.
The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the stock purchase rights under the ESPP. The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. If an award contains a provision whereby vesting is accelerated upon a change in control, the Company recognizes stock-based compensation expense on a straight-line basis, as a change in control is considered to be outside of its control and is not considered probable until it occurs. Forfeitures are accounted for in the period in which they occur.
Cash and Cash Equivalents
Cash and cash equivalents include cash and certain highly liquid investments with maturities of 90 days or less at the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value due to their short maturities.
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

In evaluating whether a decline in fair value is other-than-temporary, the Company considers several factors including, but not limited to:
•the intent to sell the security or whether it is more likely than not the Company will be required to sell the security before recovery;
•the severity and duration of the decline in fair value;
•the financial condition of the issuer;
•the failure of the issuer to make scheduled interest or principal payments;
•recent credit downgrades of the applicable security or the issuer below investment grade; and
•adverse conditions specifically related to the security, an industry or a geographical area.

The Company’s short-term investments include investment grade commercial paper with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the balance sheet.

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
Level 1 — Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 — Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and other liabilities and deferred revenue, current approximate their respective fair values due to the short maturities of those instruments.
Accounts Receivable, Net
Accounts receivable are recorded net of an allowance for doubtful accounts, when the Company has an unconditional right to payment. The allowance for doubtful accounts is estimated based on the Company’s assessment of its ability to collect on customer accounts receivable and was not material as of December 31, 2022 and 2021. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer’s ability to pay. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due from the customer which reduces the net recognized receivable to the amount the Company reasonably believes will be collected. The Company writes-off accounts receivable against the allowance when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued.
Unbilled Accounts Receivable
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers due to consumption-based usage that is billed monthly in arrears. Substantially all of the Company’s unbilled accounts receivable is charged via a credit card upon billing. Unbilled accounts receivable is included in prepaid expenses and other current assets on the balance sheets. The balance of unbilled accounts receivable as of December 31, 2022 and 2021 is presented in Note 6.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting and consulting fees relating to the Company’s IPO, are capitalized in other assets on the balance sheet. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO.
Deferred Contract Costs
Commissions paid to affiliates for new customers or customer renewals are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded when earned and are amortized over the expected benefit period using the straight-line method. As renewal commission is commensurate with a commission in an initial sale, such amounts are capitalized and amortized over the stated contract term. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the Company’s balance sheets. Expenses for commissions are included in sales and marketing expenses in the statements of operations.

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
Capitalized Internal-Use Software, Net
The Company capitalizes qualifying software development costs related to new features and enhancements to the functionality of its platform and related products. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
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
Impairment of Long-lived Assets
Long-lived assets with finite lives include property and equipment, capitalized internal-use software, and certain implementation costs incurred for cloud computing arrangements. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group during the quarter in which the determination is made.
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

Leases
The Company enters into finance lease arrangements for hard drives and related equipment, and operating leases for rental of co-location space in data centers and offices. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. For finance leases, the lease term generally begins on the date of initial possession of the leased asset, and for operating leases the term begins when the Company has the right to use the leased space and obtain the economic benefits. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. Lease classification is determined at the lease commencement date. The underlying assets of finance leases are included in property and equipment, net, on the Company’s balance sheets.
Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), or (“ASC 842”), and since that date, has issued several ASUs to further clarify certain aspects of ASU 2016-02 and provide entities with practical expedients that may be elected upon adoption. The Company adopted the new standard beginning January 1, 2022 using the modified retrospective approach and electing the optional transition approach of not adjusting the comparative period financial statements for the impact of adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard.
In accordance with ASC 842, the Company determines if an arrangement is a lease at its inception. For arrangements classified as an operating lease, Right-of-use (“ROU”) assets and corresponding lease liabilities, are recognized at the commencement date based on the present value of remaining lease payments over the lease term, which, for the Company, includes primarily fixed payments. As a majority of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available as of the commencement date for each lease component. For leases existing at adoption, the Company elected to use the remaining lease term and remaining minimum lease payments in calculating the incremental borrowing rate for all existing leases. The discount rate used is the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company has elected the short-term lease practical expedient for all asset classes, which allows the lessee to not apply the recognition requirements of ASC 842 to short-term leases (leases with original terms of 12 months or less and that do not include a purchase option that the lessee is reasonably certain to exercise).

The Company has elected the practical expedient to combine lease and non-lease components for all of its leases, with the exception of its leases belonging to the colocation lease agreement asset class. For its colocation lease agreements, the Company only recognizes fixed minimum payments for tangible components as ROU assets and operating lease liabilities, as this class of agreements may include significant intangible components.

The adoption of the new standard on January 1, 2022 resulted in the recognition of approximately $5.2 million and $5.6 million of operating lease ROU assets and operating lease liabilities on the Company's balance sheet, respectively, with the ROU asset on an existing lease being offset by an existing ASC 420, Exit or Disposal Cost Obligations, obligation of approximately $0.4 million. The Company noted no material impact on its financial statements with respect to its finance leases as a result of its ASC 842 adoption. See Note 10 to these financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning January 1, 2023 and interim periods within that fiscal year. The adoption of, and future elections under, this ASU are not expected to have a material impact on the Company’s financial statements.
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.9 million and $0.8 million during the years ended December 31, 2022 and 2021, respectively. The amount of capitalized contract costs was $0.4 million as of December 31, 2022 and 2021, respectively.
Deferred Revenue
Deferred revenue was $25.5 million and $24.9 million as of December 31, 2022 and 2021, respectively. Total revenue recognized during the year ended December 31, 2022 and 2021 was approximately $21.7 million and $17.6 million, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on the balance sheets presented approximates its contract liability balance as of December 31, 2022 and 2021. The Company’s deferred revenue balance as of December 31, 2022, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. Further, as of December 31, 2022, the Company’s deferred revenue, current, balance on its balance sheet of $22.9 million approximates the expected amount to be recognized from its RPOs as revenue over the next 12 months.
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2022	2021

Consumption-based arrangements (B2 Cloud Storage)	$33,041	$22,632
Subscription-based arrangements (Computer Backup)	51,431	44,117
Physical Media	683	730
Total revenue	$85,155	$67,479
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021

United States	$60,950	$48,346
United Kingdom	4,652	3,686
Canada	4,324	3,439
Other	15,229	12,008
Total	$85,155	$67,479
Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s commercial paper investments are classified as held-to-maturity on its balance sheets as of December 31, 2022. The Company did not have an investments balance as of December 31, 2021.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
Investments
Commercial paper	$58,733	$—	$(144)	$58,589	$58,733
Total investments	$58,733	$—	$(144)	$58,589	$58,733
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of December 31, 2022 by contractual maturity are shown below.

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$58,733	$58,589
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$58,733	$58,589

Aging of Unrealized Losses

As of December 31, 2022, the Company’s investments had an aggregate gross unrealized loss of $0.1 million, all of which had been in an unrealized loss position of less than twelve months and are recorded at amortized cost on the Company’s balance sheet. As of December 31, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer. The Company did not have held-to-maturity investments as of December 31, 2021.

For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022	(Dollars In Thousands)
Investments
Commercial paper	11	$58,589	$(144)	11	$58,589	$(144)
Total	11	$58,589	$(144)	11	$58,589	$(144)

Note 5. Fair Value Measurements
The Company classifies its fair value disclosure for its held-to-maturity investments, which are comprised of investment grade commercial paper, within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs based on non-binding market consensus that are primarily corroborated by observable market data or quoted market prices for similar instruments.
There were no transfers between levels of the fair value hierarchy for the year ended December 31, 2022 and 2021, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively.
The following table summarizes the total carrying value of the Company’s Level 3 instruments held as of December 31, 2021 including cumulative realized losses recognized during the year ended December 31, 2021 (in thousands):

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
As of December 31, 2022 and December 31, 2021, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other current assets on the balance sheets. Additionally, as of December 31, 2022, the Company had $4.3 million in restricted cash related to the line of credit agreement with City National Bank. See Note 11 for further details.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021

Unbilled accounts receivable	$1,637	$1,220
Prepaid expenses	1,288	2,403
Prepaid subscriptions	1,312	730
Prepaid Physical Media Hardware	246	378
Capitalized commissions	365	345
Receivable from payment processor	644	289
Financed prepaid insurance	1,545	—
Other	1,083	565
Total prepaid expenses and other current assets	$8,120	$5,930

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021

Data center equipment	$28,531	$25,338
Leased and financed data center equipment	62,300	50,419
Machinery and equipment	11,613	7,803
Computer equipment	2,503	1,631
Leasehold improvements	1,268	956
Construction-in-process	3,636	—
Total property and equipment	109,851	86,147
Less: accumulated depreciation	(60,476)	(43,079)
Total property and equipment, net	$49,375	$43,068
Depreciation expense was $18.0 million and $14.6 million for the years ended December 31, 2022 and 2021, respectively. For the Company’s equipment under capital leases and collateralized financing obligations, accumulated depreciation was $24.5 million and $13.5 million as of December 31, 2022 and 2021, respectively. The carrying value of the Company’s equipment under capital lease agreements and collateralized financing obligations was $37.8 million and $36.9 million as of December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022 and 2021, the Company recorded a loss and a gain of less than $0.1 million, respectively, as a result of disposing of certain hard drives. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The loss and gains are recorded as general and administrative expenses in the Company’s statements of operations.

As of December 31, 2022, the Company had long-lived assets of $56.3 million, comprising of property and equipment, net and operating lease right-of-use assets, with $50.2 million located in the United States and $6.1 million located in The Netherlands. As of December 31, 2021, substantially all of the Company’s assets were held in the United States.
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	December 31,
	2022	2021

Developed software	$23,777	$12,535
General and administrative software	144	144
Total capitalized internal-use software	23,921	12,679
Less: accumulated amortization	(7,217)	(5,042)
Total capitalized internal-use software, net	$16,704	$7,637
In accordance with the adoption of ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, during 2021 the Company aligned its capitalization of implementation costs for cloud computing arrangements with its accounting for the underlying software license included in such arrangements. Accordingly, the Company reclassified these implementation costs on its balance sheet to prepaid expenses and other current assets and other assets as of December 31, 2021, on a prospective basis.
Amortization expense of capitalized internal-use software was $2.2 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. Amortization of developed and general and administrative internal-use software are included in cost of revenue and general and administrative expense, respectively, in the Company’s statements of operations for the years ended December 31, 2022 and 2021.
As of December 31, 2022, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
2023	$3,985
2024	3,884
2025	3,429
2026	2,976
2027	2,250
Thereafter	180
Total	$16,704
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021

Accrued compensation	$2,728	$1,159
ESPP withholding	415	489
Accrued expenses	2,881	1,646
Accrued sales taxes	208	1,209
Accrued value-added tax ("VAT")	1,220	2,511
Financed insurance premiums (see Note 11)	1,545	—
Other	421	606
Accrued expenses and other current liabilities	$9,418	$7,620
Note 10. Commitments and Contingencies
Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The terms of these agreements primarily range from three-to-four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company’s finance leases have original lease periods expiring between 2023 and 2025. The underlying assets of finance leases are included in the property and equipment, net on the Company’s balance sheet.
As of December 31, 2022, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately two years and the weighted average discount rate for finance leases was 10.2%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements, depreciation expense was $13.2 million and $11.5 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its statements of operations.

During the year ended December 31, 2022, total finance lease costs were $16.1 million, of which interest expense was approximately $3.9 million, and total lease financing obligation costs were $1.4 million, of which interest expense was approximately $0.3 million. The cash paid on interest on finance lease and lease financing obligations was $3.8 million for the year ended December 31, 2022.

During the year ended December 31, 2021, the Company entered into four sale-leaseback arrangements with vendors to provide $4.3 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as lease financing obligations as it has the option to repurchase the assets at their fair value at a future date. Therefore, the transactions were each deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The failed sale-leaseback transactions continued to be accounted for as a failed sale-leaseback upon adoption of ASC 842 because the leaseback is classified as financing. The Company did not enter into any new sale-leaseback arrangements during the year ended December 31, 2022.

The future minimum commitments for these finance leases and lease financing obligations as of December 31, 2022 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
2023	$19,458	$1,385	$20,843
2024	11,557	1,240	12,797
2025	3,287	521	3,808
Thereafter	—	—	—
Total future minimum lease and financing commitments	34,302	3,146	37,448
Less imputed interest	(3,078)	(352)	(3,430)
Total liability	$31,224	$2,794	$34,018
Prior to the ASC 842 adoption, the future minimum commitment for these finance leases and lease financing obligations as of December 31, 2021 were as follows (in thousands):

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
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2023 and 2031. The Company does not have a material amount of short-term leases as of December 31, 2022.
As of December 31, 2022, the weighted average remaining lease term for operating leases was approximately 5.6 years and the weighted average discount rate for operating leases was approximately 5.4%.
The future minimum commitments for these operating leases as of December 31, 2022 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
2023	$2,400
2024	1,311
2025	871
2026	890
2027	914
Thereafter	2,038
Total future minimum operating lease commitments	8,424
Less imputed interest	(1,262)
Total	$7,162

Non-lease components included in the Company’s colocation lease agreements are related to non-tangible utilities and services used in its data center operations. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these colocation lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each colocation facility.

The future minimum commitments for the Company’s non-cancellable contractual obligations as of December 31, 2022 for non-lease components were as follows (in thousands):

Year Ending December 31,
2023	$5,116
2024	4,187
2025	2,592
2026	2,560
2027	2,636
Thereafter	6,106
Total future minimum commitments	$23,197

Prior to the ASC 842 adoption, the future minimum commitments for these operating leases as of December 31, 2021 were as follows (in thousands), which also include minimum payments for services under operating lease agreements:

Year Ending December 31,
2022	$4,896
2023	4,351
2024	3,098
2025	1,327
2026	1,363
Thereafter	5,977
Total	$21,012
Rental expense related to the Company’s operating leases was $6.5 million for the year ended December 31, 2022, of which $4.9 million is included in cost of revenue in its statement of operations. During the year ended December 31, 2022, total operating lease cost was $7.7 million, which does not include costs related to services. Rental expense related to the Company’s operating leases was $7.1 million for the year ended December 31, 2021.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to infrastructure agreements used to facilitate the Company’s operations. This amount does not include amounts related to finance lease, lease financing obligations and operating leases as disclosed above. As of December 31, 2022, the Company had future minimum payments under the Company’s non-cancelable purchase commitments of $10.8 million and $0.2 million payable during the years ending December 31, 2023 and 2024, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $1.6 million and $1.1 million to the 401(k) plan for the years ended December 31, 2022 and 2021, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of its current legal proceedings are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the results of legal proceedings are inherently unpredictable and litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On July 15, 2022, the Company received a demand letter from the investors that participated in the Simple Agreement for Future Equity agreement in August 2021 related to a contractual dispute in connection with the SAFE transaction. The investors sought a refund of their original investment of $10.0 million. In February 2023, the Company settled with the SAFE holders for a full release of all claims related to the SAFE transaction for a one-time payment in the amount of $1.5 million in aggregate. The $1.5 million settlement is included as a general and administrative expense in the Company’s statement of operations during the year ended December 31, 2022.

One of the SAFE holders, TMT Investments PLC (“TMT”), a beneficial holder of more than 5% of the Company’s capital stock, was a party to the settlement and received a pro-rata payment of $0.3 million as part of the SAFE settlement.
Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s analysis, its total accrual for sales tax payable was $0.2 million and $1.2 million as of December 2022 and 2021, respectively, which includes estimated amounts for penalties and interest.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $1.2 million and $2.5 million as of December 31, 2022 and 2021, respectively, which includes estimated amounts for penalties and interest.
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

The Company began borrowing under the RCA during the year ended December 31, 2022. As of December 31, 2022, the Company had an outstanding balance of $4.3 million and the total amount available to the Company to be borrowed was $25.7 million.

Under the RCA, the outstanding balance of $4.3 million as of December 31, 2022 was collateralized by an equal amount of cash held by the Company. As such, the Company held $4.3 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s balance sheet as of December 31, 2022. With prior written notice to the Lender, the Company has the right, at any time prior to the maturity date, to terminate the RCA. In the event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released.

As of December 31, 2022, the interest rate associated with the outstanding balance under the RCA was 6.7%, which is a per annum rate. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter.

Advances under the RCA are due in full in September 2024. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its balance sheets as it has the intent and ability to maintain the facility outstanding for longer than 12 months.
Insurance Premium Financing Agreement
Effective November 2022, the Company entered into an insurance policy with annual premiums totaling $2.1 million. The Company has executed a Finance Agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate of 4.5%, that finances the payment of the total premiums owed. The agreement requires a $0.5 million down payment, with the remaining $1.5 million plus interest paid over three quarterly installments. These quarterly payments start February 10, 2023. As of December 31, 2022, the unpaid balance is approximately $1.5 million, reported as a component of accrued expenses and other current liabilities on the balance sheets.

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
In June 2021, the Company received notification from the SBA that the Company’s forgiveness application of the PPP loan and accrued interest, totaling $2.3 million, was approved in full, and the Company has no further obligations related to the PPP loan. Accordingly, the Company recorded the forgiveness of the PPP loan as gain on extinguishment of debt on its statement of operations for the year ended December 31, 2021.
Convertible notes and related party transactions
During August 2021, the Company issued investors convertible notes (the “Security”) in the amount of $10.0 million. The Security was classified as a Simple Agreement for Future Equity agreement. The convertible notes were automatically convertible into shares of the Company’s Class A common stock upon the completion of an initial public offering (or other liquidity event if sooner) at a discounted price to the value of its common stock at the time of such event.
The Company determined that the SAFE notes should be classified as a liability based on evaluating the characteristics of the instrument, which contained both debt and equity-like features. As such, the Company recorded the carrying value of the SAFE notes and the associated accrued interest as a current liability on its balance sheet upon its issuance. The fair value of the SAFE notes was determined in interim periods during 2021 using unobservable inputs. In valuing the SAFE notes, the Company used a Monte Carlo simulation to forecast a range of probability-weighted settlement paths in combination with income, market, and cost-based valuation approaches. The settlement paths used probabilities ranging from 5% to 65%. The Company used a discount rate of approximately 30% to adjust the probability-weighted settlement paths to their present value. An increase in the discount rate would decrease the fair value of the instrument, and an increase in probabilities of certain settlement paths would increase the fair value of the instrument. On November 10, 2021, in connection with the IPO, the SAFE notes automatically converted into 722,860 shares of Class A common stock. The Company valued the notes on the settlement date of November 10, 2021 based on the Class A common stock price of $16.00, which was the price of the Class A common stock sold in the IPO. The weighted average discount on the SAFE notes was approximately 13% and interest accrued was $0.1 million. This valuation resulted in a realized loss of $1.4 million that the Company recorded in its statement of operations.

Furthermore, $2.0 million of the SAFE notes were purchased by TMT, and was deemed to be a related party transaction. In addition, as described more fully in Note 10, TMT also received a pro-rata payment of $0.3 million as part of the settlement relating to a contractual dispute in connection with the SAFE transaction, in exchange for a full release of claims related to the SAFE transaction.
Note 12. Stockholders’ Equity
Common Stock. In connection with the IPO, the Amended and Restated Certificate of Incorporation provided for a dual class common stock structure, all outstanding shares of the Company’s common stock converted into an equivalent number of shares of its Class B common stock, and all shares of the convertible preferred stock then outstanding automatically converted into 3,359,195 shares of Class B common stock. The Class B common stock on the Company’s balance sheets presented is representative of its common stock prior to the inception of the dual class structure. Subsequent to the IPO, the Company has had two classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting, transfer, and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock.
The Company had reserved shares of common stock for future issuance as follows:

December 31, 2022
2011 Equity Incentive Plan
Options outstanding	10,862,094
Shares available for future grants	—
2021 Equity Incentive Plan
Options outstanding	1,509,187
Restricted stock units outstanding	3,716,061
Shares available for future grants	1,836,566
2021 Employee Stock Purchase Plan
Shares available for future purchases	990,132
Total	18,914,040
Promissory notes
In June 2021, the Company issued full-recourse promissory notes to four employees of the Company for an aggregate principal amount of $48.0 thousand with an interest rate of 0.13% per annum. All of the principal was used to exercise options for 234,526 shares of the Company’s common stock. As of December 31, 2021, the promissory notes had been settled.
Note 13. Convertible Preferred Stock

In connection with the IPO on November 10, 2021, as further discussed in Note 11, and with the filing of the Company’s Amended and Restated Certificate of Incorporation in Delaware and the adoption of its Amended and Restated Bylaws, all shares of the Company’s convertible preferred stock outstanding, totaling 3,359,195, were automatically converted into an equivalent number of Class B common stock on a one-to-one basis and their carrying value of $2.7 million was reclassified into stockholder’s equity. As of December 31, 2022 and December 31, 2021, there were no shares of convertible preferred stock issued and outstanding.

Note 14. Stock-Based Compensation

Equity Incentive Plans
2011 Equity Incentive Plan. In 2011, the Company’s Board of Directors approved the adoption of the 2011 Stock Plan (the “2011 Plan”). The 2011 Plan provides for the grant of stock-based awards to employees, non-employee directors and other service providers of the Company. During April 2020, the Company’s Board approved an increase to the number of authorized shares under the Plan by 2,700,000. Following the increase, the Plan had 12,420,000 shares authorized as of December 31, 2020. In March and August 2021, the Company’s Board approved increases to the number of authorized shares under the Plan by 1,980,000. Following the increases, the Plan had 14,400,000 shares authorized. The Plan expired in September 2021.
2021 Equity Incentive Plan. In October 2021, the Company’s Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and it was approved by stockholders in October 2021. The 2021 Plan replaced the 2011 Plan. However, awards outstanding under the 2011 Plan will continue to be governed by their existing terms. The 2021 Plan has the features described below.
Share Reserve. The number of shares of our common stock available for issuance under our 2021 Plan equals the sum of 5,262,500 shares plus up to approximately 13,719,000 shares subject to awards granted under our 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. The number of shares reserved for issuance under our 2021 Plan will be increased automatically on the first business day of each of our fiscal years, commencing in 2022 and ending in 2031, by a number equal to the least of (i) 4,784,100 shares, (ii) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. During the year ended December 31, 2022, the Company increased the number of shares reserved under the 2021 Plan by 1,519,241 pursuant to this evergreen provision.
In general, to the extent that any awards under the 2021 Plan are forfeited, terminate, expire or lapse without the issuance of shares, or if the Company reacquires the shares subject to awards granted under our 2021 Plan, those shares will again become available for issuance under our 2021 Plan, as will shares applied to pay the exercise or purchase price of an award or to satisfy tax withholding obligations related to any award.
Restricted Stock Units
During November 2021, in connection with the IPO, the Company granted its first RSUs under the 2021 Plan to certain of its non-employee directors. During the year ended December 31, 2022, the Company began granting more RSUs than options to its employees and non-employee directors. All RSUs granted have service-based vesting conditions. RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a three-to-four year period for employees, and over a one year period for non-employee directors.
RSU activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2021	18,750	$22.04
Granted	4,163,608	$6.87
Vested	(344,017)	$9.37
Forfeited	(122,280)	$10.31
Unvested balance as of December 31, 2022	3,716,061	$6.60

Stock Options

Stock Options. Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the years ended December 31, 2022 and 2021, inclusive of grants issued under from the 2021 and 2011 Equity Incentive Plans:

	For the Years Ended December 31,
	2022	2021

Expected term (in years)	6	6
Expected volatility	49.0%	49.1%
Risk-free interest rate	1.20%	1.10%
Expected dividend yield	—%	—%
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

Fair value of underlying common stock. Prior to the IPO, because the Company’s common stock was not yet publicly traded, the Company estimated the fair value of common stock. The Board of Directors (the “Board”) considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) then current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Equity Awards	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2020	865,339	11,409,736	$2.27	6.52	$36,889
Shares authorized	7,242,500
Options granted	(4,437,720)	4,437,720	12.15
Options exercised	—	(500,374)	0.96
Options cancelled	406,900	(406,900)	4.52
2011 Stock Plan expiration	(177,995)	—
RSUs granted	(18,750)	—
Balance as of December 31, 2021	3,880,274	14,940,182	$5.19	6.69	$182,843
Shares authorized	1,519,241
Options granted	(109,800)	109,800	13.29
Options exercised	—	(2,112,819)	2.09
Options cancelled	565,882	(565,882)	6.37
RSU award activity, net of shares withheld for taxes	(4,019,031)	—
Balance as of December 31, 2022	1,836,566	12,371,281	$5.74	6.07	$32,385
Vested and exercisable as of December 31, 2022		8,787,912	$3.80	5.16	$28,866
The weighted-average grant-date fair value of options granted was $6.26 and $7.10 during the years ended December 31, 2022 and 2021, respectively. The intrinsic value of options exercised was $10.5 million and $5.6 million for the years ended December 31, 2022 and 2021, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s underlying common stock at the time of exercise. The aggregate grant-date fair value of options vested was $13.0 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively.
ESPP

In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. During the year ended December 31, 2022, the Company increased the number of shares reserved under the ESPP by 607,696 pursuant to its evergreen provision.

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
As of December 31, 2022, 574,364 shares of Class A common stock have been purchased under the ESPP. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above. The Company recorded stock-based compensation expense under this plan of $2.9 million for the year ended December 31, 2022, of which $0.6 million was capitalized for the development of capitalized internal-use software. As of December 31, 2022, the total unrecognized stock-based compensation expense related to the ESPP was $4.5 million and is expected to be recognized over a weighted average period of 2 years. As of December 31, 2022, $0.4 million had been withheld on behalf of employees for future purchases.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of the stock purchase rights granted to employees under the ESPP for the years ended December 31, 2022 and 2021:

For the Years Ended December 31,
	2022	2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 68%	45% - 57%
Risk-free interest rate	0.10% - 4.75%	0.10% - 0.51%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the statements of operations was as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Cost of revenue	$1,267	$509
Research and development	6,698	2,129
Sales and marketing	5,360	1,652
General and administrative	3,724	1,339
Total stock-based compensation expense	$17,049	$5,629
During the years ended December 31, 2022 and 2021, the Company capitalized $2.7 million and $0.4 million, respectively, of stock-based compensation for the development of capitalized internal-use software. As of December 31, 2022, total compensation cost related to stock options and RSUs not yet vested was $21.2 million and $22.7 million, respectively which will be recognized over a weighted-average period of 2.1 years and 3.0 years, respectively.
During March 2022, the Company’s Compensation Committee approved a new bonus plan (“2022 Bonus Plan”) for its employees. The 2022 Bonus Plan is contingent upon the achievement of annual corporate performance targets. If these performance targets are met during 2022, employees will be paid out under the plan in RSUs in 2023. As a result, the Company recognized $1.9 million in stock-based compensation during the year ended December 31, 2022 based on progress made towards these performance targets. Pursuant to the 2022 Bonus Plan, during February 2023 the Company’s Compensation Committee approved the issuance of approximately 288,000 RSUs that immediately vested.
During the year ended December 31, 2021, the Company’s Board approved modifications to extend the exercise period of vested options for certain terminated employees by the earlier of five years from the employee’s termination date or the option expiration date. The modification was effective upon the Board’s approvals. As a result, the Company recognized an incremental $0.1 million in stock-based compensation during the year ended December 31, 2021. There were no such modifications during the year ended December 31, 2022.
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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, share purchase rights pursuant to the Company’s ESPP, and unvested restricted stock are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
The shares issued in the IPO, the shares issued pursuant to the exercise by the underwriters of an option to purchase additional shares, and the shares of Class A and Class B common stock issued upon conversion of the SAFE notes, respectively, are included in the table below. For illustration purposes, Class B common stock in the table below for the 2021 periods presented represents the Company’s common stock prior the adoption of the dual class structure in connection with the IPO.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Years Ended December 31,
	2022		2021
	(in thousands, except share and per share amounts)
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(20,980)	$(30,418)	$(1,137)	$(20,567)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	12,924,084	18,738,217	1,065,955	19,279,700
Net loss per share attributable to common stockholders – basic and diluted	$(1.62)	$(1.62)	$(1.07)	$(1.07)
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

	December 31,
	2022	2021

RSUs	3,716,061	18,750
Stock options	12,371,281	14,940,182
Shares issuable pursuant to the ESPP	120,191	35,961
Total	16,207,533	14,994,893
Note 16. Income Taxes
The following table presents the components of net loss before income taxes (in thousands):

	For the Years Ended December 31,
	2022	2021
United States	$(51,437)	$(21,608)
Loss before provision for income taxes	$(51,437)	$(21,608)

The provision for income taxes for the years ended were as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	(1)	58
Total current	(1)	58
Deferred:	—	—
Federal	(38)	38
State	—	—
Total deferred	$(38)	$38
Total provision	$(39)	$96

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate:

	For the Years Ended December 31,
	2022	2021
Statutory federal income (benefit) rate	(21)%	(21)%
Increase (decrease) resulting from:
State income tax rate	(4)%	(6)%
Change in valuation allowance	28%	33%
Permanent items	—%	—%
Tax credits	(4)%	(4)%
Stock-based compensation	—%	2%
Other	—%	(1)%
Debt instruments	—%	2%
PPP loan adjustment	—%	(2)%
Fixed assets	1%	(3)%
Effective tax rate	—%	—%

The components of the Company’s deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,154	$12,149
R&D credit carryforwards	6,751	4,323
Stock-based compensation	2,211	317
Research and experimental expenditures under IRC Section 174	5,062	—
Accruals and other	3,353	2,012
	32,531	18,801
Valuation allowance	(27,049)	(12,747)
Total deferred tax asset	5,482	6,054
Deferred tax liability:
Fixed assets	(3,652)	(4,258)
Capitalized internal-use software	(1,830)	(1,834)
Total deferred tax liability	$(5,482)	$(6,092)
Net deferred tax liability	$—	$(38)
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
The valuation allowance increased by $14.3 million and $7.2 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had federal and state NOL carryforwards of $63.4 million and $33.5 million, respectively. The federal NOL carryforwards consisted of $16.0 million generated before January 1, 2018, which will begin to expire in 2027 but are able to offset 100% of taxable income and $47.4 million generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning in tax years after December 31, 2021 as provided by the CARES Act.
The Company has federal research and development (“R&D”) credit carryforwards of $5.5 million which will begin to expire in 2032 and California R&D credit carryforwards of $2.9 million which do not expire. The Company also has $0.1 million of California enterprise zone credits which will begin to expire in 2028.
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
Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses they incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the Tax Act mandates capitalization and amortization beginning with tax years after December 31, 2021. Expenses incurred in connection with R&E activities must be amortized over a 5-year period if incurred in the US or over a 15-year period if incurred outside of the United States. R&E activities are broader in scope than the calculation of qualified research activities under IRC Section 41 (for research and development tax credit purposes). For the year ended December 31, 2022, the Company performed an analysis based on all the guidance available and has determined that it will continue to be in a loss position after considering the R&E capitalization. The Company will continue to monitor the effects of this legislation, however, the Company does not expect to pay cash taxes as a result of this change as the remaining operating expenses excluding R&E expense are significant and expect to continue to generate losses for tax purposes in the near future.
Uncertain Income Tax Positions
The total amount of unrecognized tax benefits as of December 31, 2022 was $1.2 million which related to federal and state R&D credits. If recognized, none of the unrecognized tax benefits would affect the effective tax rate. The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2022	2021
Balance at beginning of year	$817	$584
Tax positions related to the current year:
Additions	442	233
Reductions	—	—
Tax positions related to the prior year:
Additions	—	—
Reductions	(20)	—
Settlements	—	—
Lapses in statute	—	—
Balance at end of year	$1,239	$817
The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2022, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months of this reporting date.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2007 due to NOLs that are being carried forward for tax purposes.
Note 17. Subsequent Events
Starting in January 2023, the Company initiated a reduction in headcount incurring employee termination expenses and other associated costs, in aggregate, estimated to be between $3.5 million to $4.0 million. The Company expects to recognize the majority of these expenses in the first quarter of fiscal year 2023.

In February 2023, in addition to approving equity awards related to the 2022 Bonus Plan (see Note 14), the Company’s Compensation Committee approved the issuance of approximately 701,000 RSUs with service-based vesting periods that are satisfied over three or four years. The Company expects to recognize approximately $4.1 million in stock-based compensation on a straight-line basis over the vesting period of these awards.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that while we have remediated three material weaknesses, our internal control over financial reporting as of December 31, 2022 was not effective, as we still have not remediated two material weaknesses in our internal control over financial reporting described below.
This annual report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
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

During the year ended December 31, 2022, we continued implementing measures to remediate the identified material weaknesses, including: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) user access review of systems that support financial reporting and a preliminary review of segregation of duties; (3) implementing financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and or a Certified Public Accountant certification; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions, in addition to implementation of sufficient and timely review of significant accounting transactions and reconciliations.
The actions we took were subject to ongoing executive management review and also to audit committee oversight, and resulted in the full remediation of the following material weaknesses as of December 31, 2022:
i.our controls were not adequately designed to consider certain revenue recognition criteria, specifically related to the timing of revenue recognition, appropriate presentation and satisfaction of criteria for revenue recognition, which could have resulted in a material misstatement;
ii.our controls were not adequately designed to consider the accurate recording of value added taxes and sales and use taxes, resulting in misstatements; and
iii.ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process specifically related to expenditures.
As of December 31, 2022, two material weaknesses remained as follows:
i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions and reconciliations. These deficiencies resulted in errors in cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, capital lease liability and sale leaseback transactions, accrued compensation and income tax; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instrument.

We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses. We are in the process of designing and implementing internal controls intended to address our remaining material weaknesses, and are also testing the operating effectiveness of these controls. The remaining material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)

(1) Financial Statements. We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2) Financial Statement Schedules. All financial statement schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes, which is incorporated herein by reference.
(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant, as currently in effect.	10-Q	001-41026	3.1	12/14/2021

3.2	Amended and Restated Bylaws	10-Q	001-41026	3.2	12/14/2021

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	10-K	001-41026	4.1	03/28/2022

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-260333	10.1	10/18/2021

10.2	2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-260333	10.2	10/18/2021

10.3	2021 Equity Incentive Plan and form of agreements thereunder.	S-1	333-260333	10.3	10/18/2021

10.4	2021 Employee Stock Purchase Plan.	S-1	333-260333	10.4	10/18/2021

10.5	Offer Letter, dated February 14, 2020, by and between the Company and Frank Patchel.	S-1	333-260333	10.5	10/18/2021

10.6†	Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	S-1	333-260333	10.6	10/18/2021

10.7	Form of Simple Agreement for Future Equity, by and between the Company and certain of its investors.	S-1	333-260333	10.7	10/18/2021

10.8	First Amendment to the Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	10-K	001-41026	10.8	03/28/2022

10.9	Second Amendment to the Loan and Security Agreement, dated as of October 21, 2021, by and between the Registrant and City National Bank	8-K	001-41026	10.1	04/27/2022

10.10	Third Amendment to the Loan and Security Agreement, dated as of January 20, 2023, by and between the Registrant and City National Bank					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page to this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
(c)Financial Statement Schedules. See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 31st day of March, 2023.

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

Signature	Title	Date

/s/ Gleb Budman	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 31, 2023
Gleb Budman

/s/ Frank Patchel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Frank Patchel

/s/ Timothy Nufire	Director	March 31, 2023
Timothy Nufire

/s/ Jocelyn Carter-Miller	Director	March 31, 2023
Jocelyn Carter-Miller

/s/ Barbara Nelson	Director	March 31, 2023
Barbara Nelson

/s/ Earl E. Fry	Director	March 31, 2023
Earl E. Fry

/s/ Evelyn D’An	Director	March 31, 2023
Evelyn D’An