Form 10-Q
period 2023-03-31
Backblaze, Inc.
filed 2023-05-12
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of May 1, 2023, 21.4 million shares of the registrant’s Class A common stock were outstanding, and 13.2 million shares of registrant's Class B common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,047	$6,690
Accounts receivable, net	789	856
Short-term investments, net	45,508	58,733
Prepaid expenses and other current assets	7,628	8,120
Total current assets	57,972	74,399
Restricted cash, non-current	7,301	4,306
Property and equipment, net	50,315	49,375
Operating lease right-of-use assets	6,318	6,881
Capitalized internal-use software, net	20,424	16,704
Other assets	595	793
Total assets	$142,925	$152,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,352	$3,283
Accrued expenses and other current liabilities	7,014	9,418
Finance lease liabilities and lease financing obligations, current	17,446	18,531
Operating lease liabilities, current	1,763	2,130
Deferred revenue, non-current	23,793	22,912
Total current liabilities	53,368	56,274
Finance lease liabilities and lease financing obligations, non-current	14,246	15,487
Operating lease liabilities, non-current	4,754	5,032
Deferred revenue, non-current	2,687	2,611
Debt facility, non-current	7,301	4,306
Total liabilities	$82,356	$83,710
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 21,340,109 and 16,198,333 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	2	2
Class B common stock, $0.0001 par value; 37,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 13,177,305 and 17,195,404 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	165,419	156,485
Accumulated deficit	(104,854)	(87,741)
Total stockholders’ equity	60,569	68,748
Total liabilities and stockholders’ equity	$142,925	$152,458
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$23,394	$19,490
Cost of revenue	12,425	9,681
Gross profit	10,969	9,809
Operating expenses:
Research and development	10,533	7,941
Sales and marketing	10,559	8,029
General and administrative	6,677	5,528
Total operating expenses	27,769	21,498
Loss from operations	(16,800)	(11,689)
Investment income	610	75
Interest expense	(923)	(948)
Loss before provision for income taxes	(17,113)	(12,562)
Income tax provision (benefit)	—	(32)
Net loss	$(17,113)	$(12,530)
Net loss per share, basic and diluted	$(0.50)	$(0.41)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	33,922,683	30,541,942
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(17,113)	(17,113)
Issuance of Class A and Class B common stock upon exercise of stock options	496,905	—	840	—	840
Issuance of Class A common stock under equity incentive plan	338,864	—	—	—	—
Stock-based compensation	—	—	6,246	—	6,246
Stock-based compensation related to 2022 Bonus Plan (see Note 13)	287,908	—	1,848	—	1,848
Balance as of March 31, 2023	34,517,414	$4	$165,419	$(104,854)	$60,569

	Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	(12,530)	(12,530)
Issuance of Class A and Class B common stock upon exercise of stock options	429,639	—	887	—	887
Stock-based compensation	—	—	3,725	—	3,725
Balance as of March 31, 2022	30,814,473	$3	$136,438	$(48,873)	$87,568
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,113)	$(12,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount on investment securities	(540)	(61)
Noncash lease expense on operating leases	647	541
Depreciation and amortization	5,733	4,863
Stock-based compensation	5,828	3,835
Loss (gain) on disposal of assets and other adjustments	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	67	68
Prepaid expenses and other current assets	474	(153)
Other assets	22	91
Accounts payable	(48)	462
Accrued expenses and other current liabilities	(565)	1,633
Deferred revenue	957	912
Operating lease liabilities	(653)	(528)
Other long-term liabilities	—	(32)
Net cash used in operating activities	(5,191)	(900)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(9,734)	(79,782)
Maturities of marketable securities	23,500	—
Purchases of property and equipment, net	(3,023)	(515)
Capitalized internal-use software costs	(3,434)	(1,180)
Net cash provided by (used in) investing activities	7,309	(81,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(5,112)	(3,405)
Payments of deferred offering costs	—	(658)
Proceeds from debt facility	2,996	—
Principal payments on insurance premium financing	(509)	—
Proceeds from exercises of stock options	859	887
Net cash used in financing activities	(1,766)	(3,176)
Net increase (decrease) in cash, restricted cash and restricted cash, non-current	352	(85,553)
Cash and restricted cash at beginning of period	11,165	105,012
Cash, restricted cash and restricted cash, non-current at end of period	$11,517	$19,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$918	$948
Cash paid for income taxes	$2	$26
Cash paid for operating lease liabilities	$724	$598
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$1,008	$383
Accrued bonus settled in restricted stock units	$1,848	$—
Accrued bonus classified as stock-based compensation	$590	$493
Equipment acquired through finance lease and lease financing obligations	$3,023	$4,451
Accruals related to purchases of property and equipment	$886	$124
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$—	$5,220
Assets obtained in exchange for operating lease obligations	$183	$—
Receivable recorded due to stock option exercises pending settlement	$154	$—
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$4,047	$19,290
Restricted cash - included in prepaid expenses and other current assets	$169	$169
Restricted cash, non-current	$7,301	$—
Total cash, restricted cash and restricted cash, non-current	$11,517	$19,459
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Description of Business
Backblaze, Inc. and its subsidiaries (collectively, “Backblaze” or the “Company”) is a storage cloud platform, providing businesses and consumers with solutions to store and use their data. Backblaze provides these cloud services through purpose-built, web-scale software built on commodity hardware.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as its annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and stockholders' equity for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining (i) whether projects will result in new or additional functionality, (ii) the start and end date of the application development phase of projects, and (iii) their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, expected lease term, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s (i) stock options, and (ii) Employee Stock Purchase Plan (“ESPP”) expense, and accounting for taxes, including estimates for sales tax and VAT liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is USD. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in general and administrative on the condensed consolidated statements of operations when realized.
Concentrations
Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable, and unbilled accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds at such institutions and incur significant losses to the extent its funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the balance sheets. In addition, the Company uses City National Bank, a subsidiary of Royal Bank of Canada (“RBC”), for its banking needs. While the Company and its bank has not been directly affected by the recent failures of certain banks, the banking industry overall has experienced disruption and uncertainty, which could put additional pressures on the Company’s bank and other banks, and may negatively impact the availability and costs for various banking and investment offerings.

Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply and service disruptions that could harm the Company’s business.

	Three Months Ended March 31,
	2023	2022
Cash disbursement concentration
Number of vendors	Two	Two
Total cash disbursements represented by vendors listed above	22%	23%

	March 31, 2023	December 31, 2022
Accounts payable concentration
Number of vendors	Two	Two
Total accounts payable balance represented by vendors listed above	12%	26%

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

Restructuring
Restructuring costs are comprised of severance costs related to workforce reductions. The Company recognizes restructuring charges when the liability is incurred. For involuntary terminations, employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments. For voluntary terminations, the Company recognizes a liability when the termination benefit has been irrevocably accepted by the employee.
Investments

The Company holds all investments on a held-to-maturity basis, and they are reported at amortized cost with realized gains or losses reported in earnings. The Company determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date.

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a periodic basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security.

The Company’s short-term investments include investment grade commercial paper with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the balance sheet.

Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at an amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, unbilled receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted the guidance effective January 1, 2023 using the modified retrospective transition method with comparative periods continuing to be reported using the previous applicable guidance and determined that it did not have a material impact on its condensed consolidated financial statements.
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The amount of capitalized contract costs was $0.4 million as of March 31, 2023 and December 31, 2022, respectively.
Deferred Revenue
Deferred revenue was $26.5 million and $25.5 million as of March 31, 2023 and December 31, 2022, respectively. Revenue recognized for the three months ended March 31, 2023 and 2022 was $9.3 million and $8.5 million, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on its condensed consolidated balance sheets presented approximates its contract liability balance as of March 31, 2023 and December 31, 2022. The Company’s deferred revenue balance as of March 31, 2023, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. Further, as of March 31, 2023, the Company’s deferred revenue, current, balance on its condensed consolidated balance sheet of $23.8 million approximates the expected amount to be recognized from its RPOs as revenue over the next 12 months.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by product (in thousands):

	Three Months Ended March 31,
	2023	2022

B2 Cloud Storage	$9,977	$7,036
Computer Backup	13,417	12,454
Total revenue(1)	$23,394	$19,490
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup Revenue based on the underlying offering from which it originates.

The following table presents the Company’s revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2023	2022

Consumption-based arrangements	$9,905	$6,987
Subscription-based arrangements	13,339	12,309
Physical Media	150	194
Total revenue	$23,394	$19,490
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

United States	$16,716	$13,982
United Kingdom	1,250	1,084
Canada	1,218	955
Other	4,210	3,469
Total revenue	$23,394	$19,490

Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s commercial paper investments are classified as held-to-maturity on its balance sheets as of March 31, 2023 and December 31, 2022, respectively.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of March 31, 2023	(In Thousands)
Investments
Commercial paper	$45,508	$—	$(80)	$45,428	$45,508
Total investments	$45,508	$—	$(80)	$45,428	$45,508

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
Investments
Commercial Paper	$58,733	$—	$(144)	$58,589	$58,733
Total investments	$58,733	$—	$(144)	$58,589	$58,733
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown below.

As of March 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$45,508	$45,428
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$45,508	$45,428

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$58,733	$58,589
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$58,733	$58,589
Aging of Unrealized Losses
The Company’s investments had an aggregate gross unrealized loss of $0.1 million as of March 31, 2023 and December 31, 2022, respectively, all of which had been in an unrealized loss position of less than twelve months and are recorded at amortized cost on the Company’s condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer.
For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2023	(Dollars In Thousands)
Investments
Commercial paper	10	$45,428	$(80)	10	$45,428	$(80)
Total	10	$45,428	$(80)	10	$45,428	$(80)

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022	(Dollars In Thousands)
Investments
Commercial paper	11	$58,589	$(144)	11	$58,589	$(144)
Total	11	$58,589	$(144)	11	$58,589	$(144)
Note 5. Fair Value Measurements
The Company classifies its held-to-maturity investments, which are comprised of investment grade commercial paper, within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs based on non-binding market consensus that are primarily corroborated by observable market data or quoted market prices for similar instruments.
There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2023 and the year ended December 31, 2022 respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other current assets on the condensed consolidated balance sheets. Additionally, the Company had $7.3 million and $4.3 million in restricted cash as of March 31, 2023 and December 31, 2022, respectively, related to the line of credit agreement with City National Bank. See Note 11 for further details.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Unbilled accounts receivable, net	$1,751	$1,637
Prepaid expenses	1,147	1,288
Prepaid subscriptions	1,606	1,312
Prepaid Physical Media hardware	228	246
Capitalized commissions	383	365
Receivable from payment processor	369	644
Financed prepaid insurance	1,209	1,545
Other	935	1,083
Total prepaid expenses and other current assets	$7,628	$8,120

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Data center equipment	$32,205	$28,531
Leased and financed data center equipment	62,972	62,300
Machinery and equipment	14,416	11,613
Computer equipment	2,503	2,503
Leasehold improvements	1,122	1,268
Construction-in-progress	2,386	3,636
Total property and equipment	115,604	109,851
Less: accumulated depreciation	(65,289)	(60,476)
Total property and equipment, net	$50,315	$49,375
Depreciation expense was $5.0 million and $4.4 million for the three months ended March 31, 2023 and 2022, respectively. For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $26.7 million and $24.5 million as of March 31, 2023 and December 31, 2022, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $36.3 million and $37.8 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company had long-lived assets of $56.6 million, comprising of property and equipment, net and operating lease right-of-use assets, with $51.1 million located in the United States and $5.5 million located in the Netherlands.

As of December 31, 2022, the Company had long-lived assets of $56.3 million, comprising of property and equipment, net and operating lease right-of-use assets, with $50.2 million located in the United States and $6.1 million located in the Netherlands.
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Developed software	$28,220	$23,777
General and administrative software	144	144
Total capitalized internal-use software	28,364	23,921
Less: accumulated amortization	(7,940)	(7,217)
Total capitalized internal-use software, net	$20,424	$16,704
Amortization expense of capitalized internal-use software was $0.7 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations.
As of March 31, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$2,846
2024	4,772
2025	4,317
2026	3,864
2027	3,138
Thereafter	1,487
Total	$20,424
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$1,561	$2,728
ESPP withholding	1,182	415
Accrued expenses	1,693	2,881
Accrued sales taxes	226	208
Accrued value-added tax ("VAT") liability	1,020	1,220
Financed insurance premiums (see Note 11)	1,036	1,545
Other	296	421
Accrued expenses and other current liabilities	$7,014	$9,418
Note 10. Commitments and Contingencies
Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The term of these agreements primarily range from three to four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company's finance leases have original lease periods expiring between 2023 and 2026. Finance leases are included in property and equipment, net on the Company’s condensed consolidated balance sheet.
As of March 31, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately 1.74 years and the weighted average discount rate for finance leases was approximately 9.9%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements, depreciation expense was $3.6 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its statements of operations. There have been no material changes to the Company’s finance lease obligation and lease financing commitments during the three months ended March 31, 2023.

During the three months ended March 31, 2023, total finance lease costs were $4.0 million, of which interest expense was approximately $0.7 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million. During the three months ended March 31, 2022, total finance lease costs were $3.5 million, of which interest expense was approximately $0.8 million, and total lease financing obligation costs were $0.4 million, of which interest expense was approximately $0.1 million. The cash paid on interest on finance lease and lease financing obligations was $0.8 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2023 and 2031. The Company did not have a material amount of short-term leases as of March 31, 2023.
As of March 31, 2023, the weighted average remaining lease term for operating leases was approximately 5.7 years and the weighted average discount rate for operating leases was approximately 6.0%. There have been no material changes to the Company’s operating lease commitments, which excludes amounts allocated to services under operating lease agreements that are considered non-lease components during the three months ended March 31, 2023.

Non-lease components included in the Company’s colocation lease agreements are related to non-tangible utilities and services used in its data center operations. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these colocation lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each colocation facility. There have been no material changes to the Company’s non-cancellable contractual obligations for non-lease components during the three months ended March 31, 2023.
Rental expense related to the Company’s operating leases was $2.0 million and $1.4 million for the three months ended March 31, 2023 and 2022, of which $1.5 million and $1.1 million is included in cost of revenue in its statement of operations, respectively. Total operating lease cost was $2.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, which does not include costs related to services.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of March 31, 2023, the Company had non-cancelable purchase commitments of $7.5 million and $0.5 million payable during the years ending December 31, 2023 and 2024, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million and $0.4 million to the 401(k) plan during the three months ended March 31, 2023 and 2022, respectively.
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

On July 15, 2022, the Company received a demand letter from the investors that entered into the Simple Agreement for Future Equity (“SAFE”) agreements with the Company in August 2021, which related to a contractual dispute in connection with the SAFE transaction. In February 2023, the Company settled with the SAFE holders for a full release of all claims related to the SAFE transaction for a one-time payment in the amount of $1.5 million in aggregate.

One of the SAFE holders, TMT Investments PLC, a beneficial owner of more than 5% of the Company’s capital stock, was a party to the settlement and received a pro-rata payment of $0.3 million as part of the SAFE settlement.

Sales Tax
The Company undertook an analysis of its sales tax exposure based on the South Dakota vs. Wayfair case whereby the U.S. Supreme Court determined that physical presence was not required to determine the potential exposure a company has for sales tax purposes. Based on the Company’s analysis, its total accrual for sales tax payable was $0.2 million as of March 31, 2023 and December 31, 2022, respectively, which includes estimated amounts for penalties and interest.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $1.0 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively, which includes estimated amounts for penalties and interest.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. The Company has agreed in certain circumstances to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. No losses have been recorded in the condensed consolidated statements of operations in connection with the indemnification provisions.
Note 11. Debt
Credit Facility
During April 2022, the Company entered into a second amendment to its revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”). Under this amendment, the amount available to be borrowed was increased to $30.0 million from $9.5 million. During January 2023, the Company entered into a third amendment to the RCA. Under this amendment, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.00%, or (b) the base rate, as originally defined in the RCA. There were no other material changes to the agreement as a result of the amendment. As of March 31, 2023, the Company had an outstanding balance of $7.3 million and the total amount available to the Company to be borrowed was $22.7 million.

Under the RCA, the outstanding balance of $7.3 million as of March 31, 2023 was collateralized by an equal amount of cash held by the Company. As such, the Company held $7.3 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s condensed consolidated balance sheet as of March 31, 2023. With prior written notice to the Lender, the Company has the right, at any time prior to the maturity date, to terminate the RCA. In the event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released.

As of March 31, 2023, the interest rate associated with the outstanding balance under the RCA was 6.6%, which is a per annum rate. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense related to the RCA was $0.1 million for the three months ended March 31, 2023. The Company recorded no interest expense related to the RCA during the three months ended March 31, 2022.

Advances under the RCA are due in full in September 2024. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its condensed consolidated balance sheet as it has the intent and ability to maintain the facility outstanding for longer than 12 months.

Insurance Premium Financing Agreement
Effective November 2022, the Company entered into an insurance policy with annual premiums totaling $2.1 million. The Company has executed a Finance Agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate of 4.5%, that finances the payment of the total premiums owed. The agreement requires a $0.5 million down payment, with the remaining $1.5 million plus interest paid over three quarterly installments. These quarterly payments started February 10, 2023. As of March 31, 2023, the unpaid balance is approximately $1.0 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Note 12. Stockholders’ Equity
Common Stock. The Company has two classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting, transfer, and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock.
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2023	December 31, 2022
2011 Equity Incentive Plan
Options outstanding	10,299,897	10,862,094
Shares available for future grants	—	—
2021 Equity Incentive Plan
Options outstanding	1,464,030	1,509,187
Restricted stock units outstanding	3,986,997	3,716,061
Shares available for future grants	1,859,223	1,836,566
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,658,006	990,132
Total	19,268,153	18,914,040
Note 13. Stock-Based Compensation
Equity Incentive Plan
Share Reserve. The number of shares of common stock available for issuance under the 2021 Equity Incentive Plan (“2021 Plan”) equals the sum of 5,262,500 shares plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, commencing in 2022 and ending in 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2021 Plan by 809,916 and 1,519,241 during the three months ended March 31, 2023 and 2022, respectively.
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
Restricted Stock Units (“RSUs”)
RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a three to four year period for employees, and over a one year period for non-employee directors. RSU’s granted pursuant to the Company’s bonus plan have immediate vesting, see the section titled Bonus Plan below.

RSU activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2022	3,716,061	$6.60
Granted	989,283	$5.97
Vested	(626,772)	$6.87
Forfeited	(91,575)	$5.61
Unvested balance as of March 31, 2023	3,986,997	$6.42
Stock Options
Stock Options. Stock options granted under the Company’s equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2022. No stock options were granted during the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	-	6.0
Expected volatility	—%	49.0%
Risk-free interest rate	—%	1.20%
Expected dividend yield	—%	—%
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

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2022	1,836,566	12,371,281	$5.74	6.07	$32,385
Shares authorized	809,916
Options granted	—	—	—
Options exercised	—	(496,905)	1.69
Options cancelled	110,449	(110,449)	12.90
RSU award activity	(897,708)	—
Balance as of March 31, 2023	1,859,223	11,763,927	$5.84	5.85	$20,684
Vested and exercisable as of March 31, 2023		8,755,570	$4.15	5.08	$19,219
No stock options were granted during the three months ended March 31, 2023. The weighted-average grant-date fair value of options granted was $13.29 during the three months ended March 31, 2022. The intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was $2.1 million and $4.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $2.3 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively.
ESPP
In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. As of December 31, 2022, the ESPP reserved and authorized the issuance of up to a total of 1,564,496 shares of Class A common stock to participating employees. Pursuant to its evergreen provision, the Company increased the number of shares reserved under the ESPP by 667,874 and 607,696 during the three months ended March 31, 2023 and 2022, respectively.
There were no shares purchased during the three months ended March 31, 2023, as the first purchase date in 2023 will occur in May 2023. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above. The Company recorded stock-based compensation expense under this plan of $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively, of which the Company capitalized $0.2 million and less than $0.1 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software. As of March 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $3.7 million and is expected to be recognized over a weighted average period of one year. As of March 31, 2023, $1.2 million had been withheld on behalf of employees, respectively.
The following table summarizes the Black-Scholes option pricing model assumptions used in estimating the fair value of the stock purchase rights under the ESPP during the three months ended March 31, 2023 and 2022, respectively.

Three Months Ended March 31,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 68%	45% - 57%
Risk-free interest rate	0.10% - 4.75%	0.10% - 0.51%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$416	$276
Research and development	2,133	1,555
Sales and marketing	2,152	1,134
General and administrative	1,127	870
Total stock-based compensation expense	$5,828	$3,835
During the three months ended March 31, 2023 and 2022, the Company capitalized $1.0 million and $0.4 million, respectively, of stock-based compensation for the development of internal-use software. As of March 31, 2023, total compensation cost related to stock options and RSUs not yet vested was $18.2 million and $23.4 million, respectively, which will be recognized over a weighted-average period of two and three years for stock options and RSUs, respectively.
Bonus Plan
During March 2022, the Company’s Compensation Committee approved a new bonus structure (“Bonus Plan”) for its employees. The Bonus Plan is contingent upon the achievement of 2022 corporate performance targets. Pursuant to the Bonus Plan, during February 2023 the Company’s Compensation Committee approved the issuance of approximately 288,000 RSUs that immediately vested. The Company recognized $0.5 million in respective stock-based compensation during the three months ended March 31, 2022.
During February 2023, the Company’s Board of Directors approved 2023 corporate performance targets under its Bonus Plan for its employees. If these performance targets are met during 2023, employees will be paid out under the plan in RSUs in 2024. As a result, the Company recognized $0.6 million in stock-based compensation during the three months ended March 31, 2023 based on progress made towards these performance targets.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(9,302)	$(7,811)	$(3,488)	$(9,042)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	18,439,152	15,483,531	8,502,657	22,039,285
Net loss per share attributable to common stockholders – basic and diluted	$(0.50)	$(0.50)	$(0.41)	$(0.41)
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

	March 31,
	2023	2022
RSUs	3,986,997	908,449
Stock options	11,763,927	14,399,126
Shares issuable pursuant to the ESPP	295,879	172,777
Total	16,046,803	15,480,352

Note 15. Restructuring
During the three months ended March 31, 2023, the Company initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures are expected to be completed during the first six months of 2023, and the total cost is estimated to be between $3.6 million to $4.0 million. During the three months ended March 31, 2023, approximately 1% and 4% of the Company’s workforce terminated employment, which were voluntary and involuntary terminations, respectively. As a result, the Company incurred employee termination expenses and other associated costs.

A summary of the restructuring charges as reported on the condensed consolidated statements of operations for the three months ended March 31, 2023, of which $0.7 million were related to involuntary terminations, is as follows (in thousands):

Three Months Ended March 31, 2023
Severance and other Personnel Costs
Research and development	$1,152
Sales and marketing	$1,025
General and administrative	$280
Total	$2,457

The following table is a summary of the charges in the severance and other personnel liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, related to the workforce reduction (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	$2,457
Cash payments during the period	$(2,393)
Balance as of March 31, 2023(1)	$64
(1) The company expects the remaining severance and termination related liabilities to be substantially paid out in cash during the first half of 2023.
Note 16. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for the three months ended March 31, 2023 and 2022 was zero as the Company has incurred continuous operating losses. The Company recorded no income tax provision or benefit during the three months ended March 31, 2023. The Company recorded an income tax benefit of less than $0.1 million during the three months ended March 31, 2022.

On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. There was no impact on the Company’s provision for income taxes from the CAMT for the three months ended March 31, 2023.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2022 included in the Annual Report on Form 10-K for the year ended December 31, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to "Backblaze," the “Company”, "we," "our," "us," or similar terms refer to Backblaze, Inc. and its consolidated subsidiaries.
Overview
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
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (IaaS) offering and our Backblaze Computer Backup Software-as-a-Service (SaaS) offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis or can be paid for on a capacity basis for greater predictability, which we refer to as our B2 Reserve offering. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.
We believe that focusing on storage use cases and promoting an open ecosystem allows us to integrate well with a broad range of partners. We have consistently invested in our technology platform and highly efficient content-driven and primarily self-serve go-to-market strategy, allowing us to achieve customer, community, and product milestones.
Restructuring
During the three months ended March 31, 2023, we initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures are expected to be completed during the first six months of 2023. During the three months ended March 31, 2023, a small percentage of our workforce terminated employment, which included voluntary and involuntary terminations. As a result, we incurred employee termination expenses and other associated costs.

A summary of the restructuring charges as reported on the condensed consolidated statements of operations for the three months ended March 31, 2023 is as follows (in thousands):

Three Months Ended March 31, 2023
Severance and other Personnel Costs
Research and development	$1,152
Sales and marketing	$1,025
General and administrative	$280
Total	$2,457
See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.
Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Self Service Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe there is a significant opportunity to further grow our customer base by continuing to make investments in sales and marketing. We plan to continue investing in our customer acquisition and inbound demand generation activities, which is driven predominantly by our blog content, our case studies, social sharing, earned media, and our self-serve sign up model. We intend to leverage this model as an efficient approach to attract new customers, turning them into brand advocates, partners, and more referrals. Furthermore, we plan to continue to leverage our paid lead generation and outbound sales motion to increasingly grow in the mid-market.
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
International Expansion

While our sales and marketing investments have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our total revenue originating outside of the United States for the year ended December 31, 2022. We believe international expansion may represent a meaningful opportunity to generate further demand for our solutions in international geographies. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing investments, and assess operational efficiencies. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts or investors.

	March 31,
	2023	2022
B2 Cloud Storage
Net revenue retention rate (NRR)	120%	131%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$41.7	$28.4

Computer Backup
Net revenue retention rate (NRR)	106%	105%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$54.2	$50.6

Total Company
Net revenue retention rate (NRR)	111%	113%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$95.9	$79.0

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
Annual Recurring Revenue
We define annual recurring revenue (ARR) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our total revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Note 3 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 120% as of March 31, 2023. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 1 to our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

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
Cost of Revenue and Gross Margin
Cost of revenue consists of our expenses in providing our platform and cloud services to customers. These expenses include operating in co-location facilities, network and bandwidth costs, and depreciation of our equipment and finance leased equipment in co-location facilities. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
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
Research and Development
Research and development expense consists primarily of our investment in personnel costs, consultant fees, costs related to technical operations, subscription services for use by our research and development organization and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
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

Sales and Marketing
Sales and marketing expense consist primarily of our investment in personnel costs. Sales and marketing also include investments related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, and an allocation of our general overhead expenses.
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
Investment Income
Investment income consists primarily of interest earned on our cash balances and investments.
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements and interest on the outstanding balance of our existing credit facility.
Income Tax Provision (Benefit)
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Revenue	$23,394	$19,490
Cost of revenue(1)	12,425	9,681
Gross profit	10,969	9,809
Operating expenses:
Research and development(1)	10,533	7,941
Sales and marketing(1)	10,559	8,029
General and administrative(1)	6,677	5,528
Total operating expenses	27,769	21,498
Loss from operations	(16,800)	(11,689)
Investment income	610	75
Interest expense	(923)	(948)
Loss before provision for income taxes	(17,113)	(12,562)
Income tax provision (benefit)	—	(32)
Net loss	$(17,113)	$(12,530)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, unaudited)
Cost of revenue	$416	$276
Research and development	2,133	1,555
Sales and marketing	2,152	1,134
General and administrative	1,127	870
Total stock-based compensation expense	$5,828	$3,835

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenue	100%	100%
Cost of revenue	53	50
Gross profit	47	50
Operating expenses:
Research and development	45	41
Sales and marketing	45	41
General and administrative	29	28
Total operating expenses	119	110
Loss from operations	(72)	(60)
Investment income	3	—
Interest expense	(4)	(5)
Loss before provision for income taxes	(73)	(65)
Income tax provision (benefit)	—	—
Net loss	(73)%	(64)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	Change	%Change
	(in thousands, except percentages)
B2 Cloud Storage revenue	$9,977	$7,036	$2,941	42%
Computer Backup revenue	13,417	12,454	963	8%
Total revenue(1)	$23,394	$19,490	$3,904	20%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup Revenue based on the underlying offering from which it originates.
Total revenue increased by $3.9 million, or 20%, for the three months ended March 31, 2023 compared to the same period in 2022. B2 Cloud Storage increased by $2.9 million, the majority of which was due to increased storage for existing customers and the addition of new customers. The remaining increase of $1.0 million was from Computer Backup, which increased primarily due to a price increase that began to take effect in September 2021, an increase in the number of licenses per existing customer, and the addition of new customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2023	2022	Change	%Change
	(in thousands, except percentages)
Cost of revenue	$12,425	$9,681	$2,744	28%
Gross margin	47%	50%
Cost of revenue increased by $2.7 million, or 28%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.8 million related to managing and operating our co-location facilities, which included new data centers and the expansion of an existing data center, and $1.0 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.

Gross margin was 47% for the three months ended March 31, 2023 compared to 50% for the same period in 2022. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our revenue growth.
Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change	%Change
	(in thousands, except percentages)
Research and development	$10,533	$7,941	$2,592	33%
Sales and marketing	10,559	8,029	2,530	32%
General and administrative	6,677	5,528	1,149	21%
Research and Development
Research and development expense increased by $2.6 million, or 33%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.2 million related to restructuring charges, $0.6 million in personnel-related expenses as a result of increased headcount to support our storage cloud features and offerings, $0.6 million related to stock-based compensation expense, and $0.2 million in overhead and general office expenses.
Sales and Marketing
Sales and marketing expense increased by $2.5 million, or 32%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in sales and marketing expense was primarily attributable to $1.2 million in personnel-related expenses as a result of increased headcount to support our marketing activities, $1.0 million related to restructuring charges, $0.9 million related to stock-based compensation, $0.2 million in fees for consultants and contractors, and $0.1 million in overhead and general office expenses, and partially offset by $1.0 million due to decreased advertising expenses.
General and Administrative
General and administrative expense increased by $1.1 million, or 21%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily attributable to $0.6 million in personnel-related expenses as a result of increased headcount to support the growth of our business, $0.4 million in overhead and general office expenses, $0.3 million related to stock-based compensation expense, $0.3 million related to restructuring charges, and partially offset by a $0.2 million decrease in indirect tax expense, $0.1 million decrease in professional fees for accounting and tax services, and $0.1 million decrease related to legal expenses.
Investment Income

	Three Months Ended March 31,
	2023	2022	Change	%Change
	(in thousands, except percentages)
Investment income	$610	$75	$535	713%
Investment income increased by $0.5 million, or 713%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to increased interest rates on our marketable securities.
Interest Expense

	Three Months Ended March 31,
	2023	2022	Change	%Change
	(in thousands, except percentages)
Interest expense	$(923)	$(948)	$25	(3)%

Interest expense was relatively flat for the three months ended March 31, 2023 compared to the same period in 2022 due to favorable interest rates on new leases compared to concluding leases, which is offset by our higher lease liability balance.
Income Tax (Benefit) Provision

	Three Months Ended March 31,
	2023	2022	Change	%Change
	(in thousands, except percentages)
Income tax provision (benefit)	$—	$(32)	$32	(100)%
Our provision for income taxes was relatively flat for the three months ended March 31, 2023, compared to the same period in 2022.
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
The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Gross profit	$10,969	$9,809
Adjustments:
Stock-based compensation	416	276
Depreciation and amortization	5,570	4,670
Adjusted gross profit	$16,955	$14,755
Gross margin	47%	50%
Adjusted gross margin	72%	76%

Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision and workforce reduction and related severance charges. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(17,113)	$(12,530)
Adjustments:
Depreciation and amortization	5,733	4,863
Stock-based compensation(1)	5,703	3,835
Interest expense, net and investment income	313	873
Income tax provision (benefit)	—	(32)
Workforce reduction and related severance charges	2,457	—
Adjusted EBITDA	$(2,907)	$(2,991)
Adjusted EBITDA margin	(12%)	(15%)
________________
(1) $125 thousand of stock-based compensation expense is classified as Workforce reduction and related severance charges in the table above as it was incurred as part of our restructuring program. See Note 15 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of March 31, 2023 and December 31, 2022, our principal sources of liquidity were cash, short-term investments and restricted cash, non-current of $56.9 million and cash of $69.7 million, respectively.
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

In October 2021, we entered into a revolving credit agreement (as amended to date, the “RCA”) with City National Bank (the “Lender”). Under the RCA, as amended in April 2022, among other things, (i) amounts available to be borrowed are $30.0 million and (ii) advances on the line of credit will bear interest at a variable rate equal to, at our discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.0%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. The RCA matures in September 2024. In connection with this agreement, we fully repaid and subsequently terminated our 2017 revolving credit agreement with HomeStreet Bank. Currently, the RCA does not have financial covenants and it requires us to hold collateral in the form of a lien prior to any advance.
As of March 31, 2023, the outstanding balance of our line of credit was $7.3 million, and the amount available to us was $22.7 million.
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. For further information, see Note 10 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations.
We use City National Bank, a subsidiary of RBC, for our banking needs. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the disruption and uncertainty impacting the banking industry from recent failures of certain banks may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Net cash used in operating activities	$(5,191)	$(900)
Net cash provided by (used in) investing activities	7,309	(81,477)
Net cash used in financing activities	(1,766)	(3,176)
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
For the three months ended March 31, 2023, cash used in operating activities was $5.2 million, which resulted from a net loss of $17.1 million, adjusted for non-cash charges of $11.7 million and net cash inflow of $0.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $5.7 million for depreciation and amortization expense and $5.8 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $1.0 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers and a $0.5 million increase in prepaid and other current assets, offset in part by a $0.7 million decrease of operating lease liabilities and a $0.6 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses. Cash used in operations increased during the three months ended March 31, 2023, as compared to the same period in 2022 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.

For the three months ended March 31, 2022, cash used in operating activities was $0.9 million, which resulted from a net loss of $12.5 million, adjusted for non-cash charges of $9.2 million and net cash inflow of $2.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $4.9 million for depreciation and amortization expense, and $3.8 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $0.9 million increase in deferred revenue, which increased due to our growing customer base and timing of collections from our customers and a $1.6 million increase in accrued expenses and other current liabilities, which increased primarily due to employee ESPP withholdings, offset by a $0.2 million decrease in prepaid and other current assets.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2023 was $7.3 million, resulting primarily from the $23.5 million from the maturity of our short-term investments, offset in part by the purchase of short-term maturity investments of $9.7 million, $3.4 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and capital expenditures of $3.0 million in support of infrastructure deployments to support our growing business.
Cash used in investing activities during the three months ended March 31, 2022 was $81.5 million, resulting primarily from the purchase of short-term maturity investments of $79.8 million, $1.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and capital expenditures of $0.5 million in support of infrastructure deployments to support the growth of our business.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2023 was $1.8 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $5.1 million related to hard drives and other infrastructure equipment used in our co-location facilities, $0.5 million related to repayment of principal on financed insurance premiums, offset in part by $3.0 million in proceeds from our credit facility and $0.9 million in proceeds from the exercise of employee stock options.
Cash used by financing activities for the three months ended March 31, 2022 was $3.2 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $3.4 million related to hard drives and other infrastructure equipment used in our co-location facilities, and $0.7 million related to payments made for offering costs that were deferred, offset by $0.9 million in proceeds from the exercise of employee stock options.

Critical Accounting Policies and Estimates
Our financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those discussed in the Annual Report on Form 10-K, except as described in “Note 2” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in this Quarterly Report for a discussion of recent accounting pronouncements.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our credit facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of March 31, 2023, we had cash and cash equivalents and short-term investments balances of $4.0 million and $45.5 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Further, our credit facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate tied, at our discretion, to SOFR or to the Prime Rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.
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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective over certain financial reporting areas due to the material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
The two outstanding material weaknesses identified in our internal control over financial reporting related to (i) a lack of sufficient and timely review of significant accounting transactions and reconciliations, and (ii) inadequate ability to timely identify errors related to the recording of certain equity transactions. We have concluded that these material weaknesses arose because, as a private company previously, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.
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

These efforts include: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) user access review of systems that support financial reporting and a preliminary review of segregation of duties; (3) implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, a Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and / or a Certified Public Accountant certification; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions, in addition to implementation of sufficient and timely review of significant accounting transactions and reconciliations. We intend to continue to take steps to remediate the material weaknesses described above and further evolving our accounting processes.

For the following material weaknesses in particular, we are documenting specific remediation steps and will continue to work toward demonstrating operating effectiveness for a sufficient period of time. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect both of our outstanding material weaknesses to be fully remediated:

i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, reconciliations, and presentation of our statement of cash flows. These deficiencies resulted in errors in cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, finance lease liability and sale leaseback transactions, accrued compensation and income tax; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instruments.
The actions we are taking are subject to ongoing executive management review and are also subject to audit committee oversight. To date, we have hired additional financial and accounting personnel with public company and technical accounting experience and implemented new technology solutions to assist with our financial reporting process. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are unable to successfully remediate these material weaknesses, or if in the future, we identify further material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our condensed consolidated financial statements may be materially misstated.
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

Part II - Other Information
ITEM 1. LEGAL MATTERS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe are likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A Common Stock.
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
We incurred net losses of $17.1 million and $12.5 million for the three months ended March 31, 2023 and 2022, respectively. Over our 15 years of operations, we had an accumulated deficit of $104.9 million as of March 31, 2023. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our customers rely on our solutions to store their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (DDoS) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, fraudulently steal data, or otherwise cause damage to our reputation. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could enable attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. Moreover, cybersecurity attacks evolve rapidly and may utilize new methods not recognized. We may be unable to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures. Also, the use of generative artificial intelligence, or other societal or political developments, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. For example, in late March 2021, it was discovered that a Backblaze marketing campaign leveraging the Facebook ad network, which had been launched two weeks earlier, had been incorrectly configured to run on all Backblaze platform pages instead of only the Backblaze marketing pages as intended. Once we became aware of the issue, it was promptly resolved. Although we believe that less than 2% of Backblaze customers may have been affected, and no actual customer files, file contents, or user account information were shared at any time, certain file metadata may have been inadvertently shared with Facebook. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. We may have little or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.

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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 270 employees as of December 31, 2021 and to 393 employees as of December 31, 2022. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customers and customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In fact, we recently initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures are expected to be completed during the first six months of 2023. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls.
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and other key personnel. Substantially all of our employees, including our senior management, are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees, particularly given that some of these employees may hold equity of the Company that is largely vested, or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of one or more members of our senior management or other key employees could harm our business.
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
In 2022, we derived approximately 28% of our revenue from customers outside of the United States. We may also expand our international operations, which may include hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
•higher costs of doing business internationally, including increased energy, infrastructure, accounting, travel, and legal compliance costs;
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to banking and financial crises, COVID-19, inflation, uncertainty relating to Russian acts in Ukraine and the potential escalation of tensions in the region or other factors, could cause a reduction in spending on products and solutions storage. Inflation recently experienced the highest rate in four decades in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit agreement with City National Bank. In addition, the stock market has recently experienced disruption and elements of a bear market, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the Company uses City National Bank, a subsidiary of RBC, for its banking needs. While the Company and its bank has not been directly affected by the recent failures of certain banks, the banking industry overall has experienced disruption and uncertainty. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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

In prior periods, the COVID-19 pandemic, and measures taken to control its spread such as travel restrictions, shelter-in-place orders, and business shutdowns, have affected all of the regions in which we conduct business and in which our customers, partners, and suppliers are located; have adversely impacted global economic activity; and have contributed to volatility in financial markets. The pandemic has resulted in various changes to customer business dynamics and may have impacted the storage needs of our customers and prospective customers as well as additional costs and other adverse business conditions affecting our company and our customers and partners, which may occur again if pandemic conditions return. In addition, work from home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, as we make additional adjustments following the pandemic.
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
Our management determined that as of December 31, 2022 we did not maintain effective internal controls over financial reporting and that we had two outstanding material weaknesses that originated as of December 31, 2019, specifically related to control activities, as follows:

i.Our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, reconciliations, and presentation of the statement of cash flows. These deficiencies resulted in errors in cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, capital lease liability and sale leaseback transactions, accrued compensation and income tax; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instrument.

We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses (See Part 1, Item 4. Controls and Procedures included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding remediation efforts). We are in the process of designing and implementing internal controls intended to address our outstanding material weaknesses, and are also testing the operating effectiveness of these controls. The outstanding material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
We cannot assure you that the measures we have taken to date will be sufficient to remediate the outstanding material weaknesses we identified or prevent additional material weaknesses in the future. Although we plan to complete this remediation, if the steps we take do not remediate these material weaknesses in a timely or sufficient manner, there could continue to be a reasonable possibility that these control deficiencies could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures and internal controls over financial reporting and expect that we will need to continue to expend significant resources, including accounting-related costs, and significant management oversight, to meet such requirements. However, our current controls and any new controls that we develop may not be adequate, and weaknesses in our disclosure controls may be discovered in the future. Additionally, we have identified material weaknesses in our internal controls over financial reporting, and such weaknesses may be discovered in the future. See “—We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.” Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
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
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q or in our most recent Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to costs to be capitalized as internal-use software and their useful life; the useful lives of other long-lived assets; impairment considerations for long-lived assets; expected lease term for finance leases; calculation of the sales reserve; valuation of our common stock and stock options and accounting for taxes, including estimates for sales tax and value-added tax liability; deferred tax assets; valuation allowance; and uncertain tax positions among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
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
With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. The use of generative artificial intelligence tools could also expose us to inadvertently disclosing trade secrets or other confidential information. We seek to protect these trade secrets and other proprietary technology, in part, by internal controls and policies as well as entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into or our other internal controls and policies will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, and these and other actions that we take may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these actions do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.
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
Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, any of our founders or other large existing stockholders that hold significant shares of Class B common stock retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. For a description of the dual class structure, see the section titled “Description of Capital Stock” within Exhibit 4.1 attached to our Annual Report on Form 10-K for the year ended December 31, 2022.
We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who hold our Class B common stock, including our executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. Dual class structures may also negatively impact whether our company may be included in certain stock indices or passive strategies that track stock indices.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Third Amendment to the Loan and Security Agreement, dated as of January 20, 2023, by and between the Registrant and City National Bank	10-K	001-410-26	10.1	03/31/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: May 12, 2023

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)