Form 10-Q
period 2023-06-30
Backblaze, Inc.
filed 2023-08-14
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of July 31, 2023, 36.1 million shares of the registrant’s Class A common stock were outstanding.

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
•the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,886	$6,690
Accounts receivable, net	826	856
Short-term investments, net	30,933	58,733
Prepaid expenses and other current assets	7,081	8,120
Total current assets	44,726	74,399
Restricted cash, non-current	7,833	4,306
Property and equipment, net	51,581	49,375
Operating lease right-of-use assets	5,672	6,881
Capitalized internal-use software, net	24,260	16,704
Other assets	483	793
Total assets	$134,555	$152,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,456	$3,283
Accrued expenses and other current liabilities	5,805	9,418
Finance lease liabilities and lease financing obligations, current	18,179	18,531
Operating lease liabilities, current	1,372	2,130
Deferred revenue, current	23,230	22,912
Total current liabilities	51,042	56,274
Finance lease liabilities and lease financing obligations, non-current	14,585	15,487
Operating lease liabilities, non-current	4,358	5,032
Deferred revenue, non-current	2,552	2,611
Debt facility, non-current	7,833	4,306
Total liabilities	$80,370	$83,710
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 22,901,289 and 16,198,333 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	2	2
Class B common stock, $0.0001 par value; 37,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 13,083,212 and 17,195,404 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	173,372	156,485
Accumulated deficit	(119,191)	(87,741)
Total stockholders’ equity	54,185	68,748
Total liabilities and stockholders’ equity	$134,555	$152,458

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$24,589	$20,688	$47,983	$40,178
Cost of revenue	12,538	9,556	24,963	19,237
Gross profit	12,051	11,132	23,020	20,941
Operating expenses:
Research and development	9,925	8,400	20,458	16,341
Sales and marketing	9,875	8,369	20,434	16,398
General and administrative	6,165	5,182	12,842	10,710
Total operating expenses	25,965	21,951	53,734	43,449
Loss from operations	(13,914)	(10,819)	(30,714)	(22,508)
Investment income	519	120	1,129	195
Interest expense	(942)	(913)	(1,865)	(1,861)
Loss before provision for income taxes	(14,337)	(11,612)	(31,450)	(24,174)
Income tax benefit	—	(37)	—	(69)
Net loss	$(14,337)	$(11,575)	$(31,450)	$(24,105)
Net loss per share, basic and diluted	$(0.41)	$(0.37)	$(0.91)	$(0.78)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	35,149,000	31,182,914	34,539,229	30,864,199
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	34,517,414	$4	$165,419	$(104,854)	$60,569
Net loss	—	—	—	(14,337)	(14,337)
Issuance of Class A common stock upon exercise of stock options	687,860	—	1,215	—	1,215
Issuance of Class A common stock under the 2021 Equity Incentive Plan (as amended and restated, "2021 Plan")	430,672	—	—	—	—
Issuance of Class A common stock related to employee stock purchase plan ("ESPP")	348,555	—	1,171	—	1,171
Stock-based compensation	—	—	5,567	—	5,567
Balance as of June 30, 2023	35,984,501	$4	$173,372	$(119,191)	$54,185

	Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2022	30,814,473	$3	$136,438	$(48,873)	$87,568
Net loss	—	—	—	(11,575)	(11,575)
Issuance of Class A common stock upon exercise of stock options	485,890	—	1,176	—	1,176
Issuance of Class A common stock under the 2021 Plan	42,598	—	(130)	—	(130)
Issuance of Class A common stock related to ESPP	288,571	—	1,529	—	1,529
Stock-based compensation	—	—	4,418	—	4,418
Balance as of June 30, 2022	31,631,532	$3	$143,431	$(60,448)	$82,986

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(31,450)	(31,450)
Issuance of Class A common stock upon exercise of stock options	1,184,765	—	2,055	—	2,055
Issuance of Class A common stock under the 2021 Plan	769,536	—	—	—	—
Issuance of Class A common stock related to ESPP	348,555	—	1,171	—	1,171
Stock-based compensation	—	—	11,813	—	11,813
Stock-based compensation related to the 2022 Bonus Plan (see Note 13)	287,908	—	1,848	—	1,848
Balance as of June 30, 2023	35,984,501	$4	$173,372	$(119,191)	$54,185

	Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	(24,105)	(24,105)
Issuance of Class A common stock upon exercise of stock options	915,529	—	2,063	—	2,063
Issuance of Class A common stock under the 2021 Plan, net of taxes withheld	42,598	—	(130)		(130)
Issuance of Class A common stock related to ESPP	288,571	—	1,529		1,529
Stock-based compensation	—	—	8,143	—	8,143
Balance as of June 30, 2022	31,631,532	$3	$143,431	$(60,448)	$82,986
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,450)	$(24,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount on investment securities	(966)	(172)
Noncash lease expense on operating leases	1,293	1,129
Depreciation and amortization	11,864	9,361
Stock-based compensation	10,712	8,181
(Gain) loss on disposal of assets and other adjustments	(1)	10
Changes in operating assets and liabilities:
Accounts receivable	30	(82)
Prepaid expenses and other current assets	941	(211)
Other assets	134	(49)
Accounts payable	(245)	(757)
Accrued expenses and other current liabilities	(1,600)	(858)
Deferred revenue	259	519
Operating lease liabilities	(1,399)	(1,089)
Other long-term liabilities	—	(69)
Net cash used in operating activities	(10,428)	(8,192)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(9,734)	(92,667)
Maturities of marketable securities	38,500	12,000
Proceeds from disposal of property and equipment	78	—
Purchases of property and equipment, net	(4,719)	(1,501)
Capitalized internal-use software costs	(7,098)	(2,838)
Net cash provided by (used in) investing activities	17,027	(85,006)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(9,734)	(7,212)
Payments of deferred offering costs	—	(658)
Proceeds from debt facility	3,529	—
Principal payments on insurance premium financing	(1,024)	—
Employee payroll taxes paid related to net settlement of equity awards	—	(130)
Proceeds from exercises of stock options	2,182	2,063
Proceeds from ESPP	1,171	1,529
Net cash used in financing activities	(3,876)	(4,408)
Net increase (decrease) in cash, restricted cash and restricted cash, non-current	2,723	(97,606)
Cash and restricted cash at beginning of period	11,165	105,012
Cash, restricted cash and restricted cash, non-current at end of period	$13,888	$7,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,816	$1,888
Cash paid for income taxes	$58	$26
Cash paid for operating lease liabilities	$1,458	$1,184
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$2,030	$1,005
Accrued bonus settled in restricted stock units	$1,848	$—
Accrued bonus classified as stock-based compensation	$929	$1,043
Equipment acquired through finance lease and lease financing obligations	$8,705	$11,595
Accruals related to purchases of property and equipment	$224	$698
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$—	$5,220
Assets obtained in exchange for operating lease obligations	$268	$—
Receivable recorded due to stock option exercises pending settlement	$29	$—
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash	$5,886	$7,237
Restricted cash - included in prepaid expenses and other current assets	$169	$—
Restricted cash - included in other assets	$—	$169
Restricted cash, non-current	$7,833	$—
Total cash, restricted cash and restricted cash, non-current	$13,888	$7,406
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as its annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and stockholders' equity for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining (i) whether projects will result in new or additional functionality, (ii) the start and end date of the application development phase of projects, and (iii) their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, expected lease term, lease and non-lease component allocation, estimates related to variable consideration in revenue arrangements, valuation of the Company’s (i) stock options, and (ii) Employee Stock Purchase Plan (“ESPP”) expense, and accounting for taxes, including estimates for indirect tax liability, deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is USD. Transaction gains and losses that arise from exchange rate fluctuations on monetary transactions denominated in a currency other than the functional currency are included in general and administrative on the condensed consolidated statements of operations when realized.
Concentrations
Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable, short-term investments, and unbilled accounts receivable. The Company maintains its cash, restricted cash, and short-term investments with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds at such institutions and incur significant losses to the extent its funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the balance sheets. In addition, the Company uses City National Bank, a subsidiary of Royal Bank of Canada (“RBC”), for its banking needs. While the Company and its bank has not been directly affected by the recent failures of certain banks, the banking industry overall has experienced disruption and uncertainty, which could put additional pressures on the Company’s bank and other banks, and may negatively impact the availability and costs for various banking and investment offerings.

Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply and service disruptions that could harm the Company’s business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash disbursement concentration
Number of vendors	2	2	2	2
Total cash disbursements represented by vendors listed above	20%	24%	21%	26%

			June 30, 2023	December 31, 2022
Accounts payable concentration
Number of vendors			2	2
Total accounts payable balance represented by vendors listed above			27%	26%

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
Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and was $0.5 million for each of the six months ended June 30, 2023 and 2022. The amount of capitalized contract costs was $0.4 million as of both June 30, 2023 and December 31, 2022, respectively.
Deferred Revenue

Deferred revenue was $25.8 million and $25.5 million as of June 30, 2023 and December 31, 2022, respectively. Revenue recognized for the three months ended June 30, 2023 and 2022 was $9.6 million and $9.0 million, respectively, and was $15.9 million and $14.8 million for the six months ended June 30, 2023 and 2022, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on its condensed consolidated balance sheets presented approximates its contract liability balance as of June 30, 2023 and December 31, 2022. The Company’s deferred revenue balance as of June 30, 2023, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. Further, as of June 30, 2023, the Company’s deferred revenue, current, balance on its condensed consolidated balance sheet of $23.2 million approximates the expected amount to be recognized from its RPOs as revenue over the next 12 months.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

B2 Cloud Storage	$10,799	$7,778	$20,776	$14,814
Computer Backup	13,790	12,910	27,207	25,364
Total revenue(1)	$24,589	$20,688	$47,983	$40,178
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup Revenue based on the underlying offering from which it originates.

The following table presents the Company’s revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Consumption-based arrangements	$10,688	$7,741	$20,593	$14,728
Subscription-based arrangements	13,765	12,794	27,104	25,103
Physical Media	136	153	286	347
Total revenue	$24,589	$20,688	$47,983	$40,178
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

United States	$17,509	$14,852	$34,225	$28,834
United Kingdom	1,321	1,137	2,571	2,221
Canada	1,193	1,041	2,411	1,996
Other	4,566	3,658	8,776	7,127
Total revenue	$24,589	$20,688	$47,983	$40,178

Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s commercial paper investments are classified as held-to-maturity on its balance sheets as of June 30, 2023 and December 31, 2022, respectively.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of June 30, 2023	(In Thousands)
Investments
Commercial paper	$30,933	$—	$(46)	$30,887	$30,933
Total investments	$30,933	$—	$(46)	$30,887	$30,933

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
Investments
Commercial Paper	$58,733	$—	$(144)	$58,589	$58,733
Total investments	$58,733	$—	$(144)	$58,589	$58,733
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are shown below.

As of June 30, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$30,933	$30,887
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$30,933	$30,887

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$58,733	$58,589
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$58,733	$58,589
Aging of Unrealized Losses
The Company’s investments had an aggregate gross unrealized loss of $0.1 million as of both June 30, 2023 and December 31, 2022, respectively, all of which had been in an unrealized loss position of less than twelve months and are recorded at amortized cost on the Company’s condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer.
For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2023	(Dollars In Thousands)
Investments
Commercial paper	7	$30,887	$(46)	7	$30,887	$(46)
Total	7	$30,887	$(46)	7	$30,887	$(46)

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022	(Dollars In Thousands)
Investments
Commercial paper	11	$58,589	$(144)	11	$58,589	$(144)
Total	11	$58,589	$(144)	11	$58,589	$(144)
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
There were no transfers between levels of the fair value hierarchy for the three and six months ended June 30, 2023 and the year ended December 31, 2022, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other current assets on the condensed consolidated balance sheets. Additionally, the Company had $7.8 million and $4.3 million in restricted cash as of June 30, 2023 and December 31, 2022, respectively, related to the line of credit agreement with City National Bank. See Note 11 for further details.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Unbilled accounts receivable, net	$1,789	$1,637
Prepaid expenses	2,581	2,600
Receivable from payment processor	543	644
Financed prepaid insurance	691	1,545
Other	1,477	1,694
Total prepaid expenses and other current assets	$7,081	$8,120

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Data center equipment	$34,195	$28,531
Leased and financed data center equipment	67,014	62,300
Machinery and equipment	15,814	11,613
Computer equipment	2,373	2,503
Leasehold improvements	1,072	1,268
Construction-in-progress	987	3,636
Total property and equipment	121,455	109,851
Less: accumulated depreciation	(69,874)	(60,476)
Total property and equipment, net	$51,581	$49,375
Depreciation expense was $5.3 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and was $10.3 million and $8.3 million for the six months ended June 30, 2023 and 2022, respectively. For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $28.9 million and $24.5 million as of June 30, 2023 and December 31, 2022, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $38.1 million and $37.8 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the Company had long-lived assets of $57.3 million, comprising of property and equipment, net and operating lease right-of-use assets, with $52.3 million located in the United States and $5.0 million located in the Netherlands. As of December 31, 2022, the Company had long-lived assets of $56.3 million, comprising of property and equipment, net and operating lease right-of-use assets, with $50.2 million located in the United States and $6.1 million located in the Netherlands.
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Developed software	$32,906	$23,777
General and administrative software	144	144
Total capitalized internal-use software	33,050	23,921
Less: accumulated amortization	(8,790)	(7,217)
Total capitalized internal-use software, net	$24,260	$16,704
Amortization expense of capitalized internal-use software was $0.9 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and was $1.6 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations.
As of June 30, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$2,451
2024	5,709
2025	5,254
2026	4,801
2027	4,076
Thereafter	1,969
Total	$24,260
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$2,329	$2,728
ESPP withholding	402	415
Accrued expenses	1,091	2,881
Accrued value-added tax ("VAT") liability	980	1,220
Financed insurance premiums (see Note 11)	521	1,545
Other	482	629
Accrued expenses and other current liabilities	$5,805	$9,418
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
As of June 30, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately 1.8 years and the weighted average discount rate for finance leases was approximately 10.2%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements, depreciation expense was $3.7 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and was $7.2 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations. There have been no material changes to the Company’s finance lease and lease financing obligation commitments during the six months ended June 30, 2023.

During the three months ended June 30, 2023, total finance lease costs were $4.1 million, of which interest expense was approximately $0.7 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million. During the three months ended June 30, 2022, total finance lease costs were $3.8 million, of which interest expense was approximately $0.8 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million.

During the six months ended June 30, 2023, total finance lease costs were $8.2 million, of which interest expense was approximately $1.5 million, and total lease financing obligation costs were $0.7 million, of which interest expense was approximately $0.2 million. During the six months ended June 30, 2022, the total finance lease costs were $7.3 million, of which interest expense was approximately $1.7 million, and total lease financing obligation costs were $0.7 million, of which interest expense was approximately $0.2 million. The cash paid for interest on interest on finance lease and lease financing obligations was $1.6 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2023 and 2031. The Company did not have a material amount of short-term leases as of June 30, 2023.
As of June 30, 2023, the weighted average remaining lease term for operating leases was approximately 5.9 years and the weighted average discount rate for operating leases was approximately 6.1%.

The future minimum commitments for these operating leases as of June 30, 2023 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remaining of 2023	$912
2024	1,273
2025	847
2026	867
2027	892
Thereafter	2,076
Total future minimum operating lease commitments	6,867
Less imputed interest	(1,137)
Total liability	$5,730

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

The future minimum commitments for the Company’s non-cancellable contractual obligations as of June 30, 2023 for non-lease components were as follows (in thousands):

Year Ending December 31,
Remaining of 2023	$2,593
2024	4,164
2025	2,569
2026	2,536
2027	2,611
Thereafter	6,179
Total future minimum commitments	$20,652
Rental expense related to the Company’s operating leases for both lease and non-lease components was $1.7 million and $1.4 million for the three months ended June 30, 2023 and 2022, of which $1.4 million and $1.1 million is included in cost of revenue in its condensed consolidated statement of operations, respectively. Rental expense related to lease components was $0.7 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. Total operating lease cost was $2.6 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, which does not include costs related to services.

Rental expense related to the Company’s operating leases for both lease and non-lease components was $3.5 million and $2.8 million for the six months ended June 30, 2023 and 2022, of which $2.6 million and $2.1 million is included in cost of revenue in its condensed consolidated statement of operations, respectively. Rental expense related to lease components was $1.5 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. Total operating lease cost was $5.3 million and $3.5 million, for the six months ended June 30, 2023 and 2022, respectively, which does not include costs related to services.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of June 30, 2023, the Company had non-cancelable purchase commitments of $4.5 million and $0.5 million payable during the years ending December 31, 2023 and 2024, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million and $0.4 million to the 401(k) plan during the three months ended June 30, 2023 and 2022, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.
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
Accrued VAT Liability

The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $1.0 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
Note 11. Debt
Credit Facility
During April 2022, the Company entered into a second amendment to its revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”). Under this amendment, the amount available to be borrowed was increased to $30.0 million from $9.5 million. During January 2023, the Company entered into a third amendment to the RCA. Under this amendment, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.00%, or (b) the base rate, as originally defined in the RCA. There were no other material changes to the agreement as a result of the amendment. As of June 30,

2023, the Company had an outstanding balance of $7.8 million and the total amount available to the Company to be borrowed was $22.2 million.

Under the RCA, the outstanding balance of $7.8 million as of June 30, 2023 was collateralized by an equal amount of cash held by the Company. As such, the Company held $7.8 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s condensed consolidated balance sheet as of June 30, 2023. With prior written notice to the Lender, the Company has the right, at any time prior to the maturity date, to terminate the RCA. In the event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released.

As of June 30, 2023, the interest rate associated with the outstanding balance under the RCA was 7.1%, which is a per annum rate. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense related to the RCA was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The Company recorded no interest expense related to the RCA during the three and six months ended June 30, 2022.

Advances under the RCA are due in full in September 2024. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its condensed consolidated balance sheet as it has the intent and ability to maintain the facility outstanding for longer than 12 months.
Insurance Premium Financing Agreement
Effective November 2022, the Company entered into an insurance policy with annual premiums totaling $2.1 million. The Company has executed a Finance Agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate of 4.5%, that finances the payment of the total premiums owed. The agreement requires a $0.5 million down payment, with the remaining $1.5 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2023. As of June 30, 2023, the unpaid balance is approximately $0.5 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Note 12. Stockholders’ Equity
Common Stock. As of June 30, 2023, the Company had two classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting, transfer, and conversion rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to ten votes and is convertible at any time into one share of Class A common stock. In July 2023, the holders of shares of the Company’s Class B common stock approved the conversion of all outstanding shares of Class B common stock into the same number of shares of the Company’s Class A common stock. See Note 17, Subsequent Events for further details.
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2023	December 31, 2022
2011 Equity Incentive Plan (“2011 Plan”)
Options outstanding	9,569,367	10,862,094
Shares available for future grants	—	—
2021 Plan
Options outstanding	1,400,955	1,509,187
Restricted stock units outstanding	3,742,337	3,716,061
Shares available for future grants	10,071,114	1,836,566
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,309,451	990,132
Total	26,093,224	18,914,040

Note 13. Stock-Based Compensation
Equity Incentive Plan
Share Reserve. On June 5, 2023, shareholders approved an amendment and restatement of the 2021 Plan that increased the number of shares under the 2021 Plan. As of June 30, 2023, the number of shares of common stock available for issuance under the 2021 Plan equaled the sum of 14,662,500 shares (pursuant to the shareholder approved increase from 5,262,500 shares), plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, commencing in 2022 and ending in 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of Class A common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2021 Plan by 809,916 and 411,399 shares of Class A common stock during January 2023 and 2022, respectively.
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
Restricted Stock Units (“RSUs”)
RSUs granted under the 2021 Equity Incentive Plan generally vest based on continued service over a three-to-four-year period for employees, and over a one year period for non-employee directors. RSU’s granted pursuant to the Company’s bonus plan have immediate vesting, see the section titled Bonus Plan below.
RSU activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2022	3,716,061	$6.60
Granted	1,249,027	$5.59
Vested	(1,057,444)	$6.80
Forfeited	(165,307)	$5.25
Unvested balance as of June 30, 2023	3,742,337	$6.27
Stock Options
Stock Options. Stock options granted under the Company’s equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2022. No stock options were granted during the six months ended June 30, 2023 and the three months ended June 30, 2022, respectively.

Six Months Ended June 30, 2022
Expected term (in years)	6.0
Expected volatility	49.0%
Risk-free interest rate	1.20%
Expected dividend yield	—%
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

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2022	1,836,566	12,371,281	$5.74	6.07	$32,385
Shares authorized	9,102,074
Options granted	—	—	—
Options exercised	—	(1,184,765)	1.73
Options cancelled	216,194	(216,194)	14.54
RSU award activity	(1,083,720)	—
Balance as of June 30, 2023	10,071,114	10,970,322	$6.00	5.81	$13,245
Vested and exercisable as of June 30, 2023		8,467,027	$4.51	5.19	$12,633
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was $6.26. The intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was $3.9 million and $6.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $4.6 million and $4.3 million during the six months ended June 30, 2023 and 2022, respectively.
ESPP
In October 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”), which became effective on the date of the IPO. At its inception, the ESPP reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. Pursuant to its evergreen provision, the Company increased the number of shares reserved under the ESPP by 667,874 and 607,696 during January 2023 and 2022, respectively.
During the six months ended June 30, 2023, 348,555 shares of Class A common stock have been purchased under the ESPP. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above.
The Company recorded stock-based compensation expense under this plan of $0.9 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, of which the Company capitalized $0.2 million and $0.1 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software. The Company recorded stock-based compensation expense under this plan of $1.9 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively, of which the Company capitalized $0.4 million and $0.2 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software.
As of June 30, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $2.8 million and is expected to be recognized over a weighted average period of one year. As of June 30, 2023, $0.4 million had been withheld on behalf of employees, respectively.
The following table summarizes the Black-Scholes option pricing model assumptions used in estimating the fair value of the stock purchase rights under the ESPP during the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 68%	45% - 68%	45% - 68%	45% - 68%
Risk-free interest rate	0.10% - 5.43%	0.10% - 2.60%	0.10% - 5.43%	0.10% - 2.60%
Expected dividend yield	—%	—%	—%	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$387	$348	$803	$624
Research and development	1,788	1,683	3,921	3,238
Sales and marketing	1,717	1,233	3,869	2,367
General and administrative	992	1,082	2,119	1,952
Total stock-based compensation expense	$4,884	$4,346	$10,712	$8,181
During the six months ended June 30, 2023 and 2022, the Company capitalized $2.0 million and $1.0 million, respectively, of stock-based compensation for the development of internal-use software. As of June 30, 2023, total compensation cost related to stock options and RSUs not yet vested was $15.5 million and $21.6 million, respectively, which will be recognized over a weighted-average period of two and three years for stock options and RSUs, respectively.
Bonus Plan
During March 2022, the Company’s Compensation Committee approved a new bonus structure (“Bonus Plan”) for its employees. The Bonus Plan is contingent upon the achievement of 2022 corporate performance targets. Pursuant to the Bonus Plan, during February 2023 the Company’s Compensation Committee approved the issuance of approximately 288,000 RSUs that immediately vested. The Company recognized $0.6 million and $1.0 million in stock-based compensation during the three and six months ended June 30, 2022, respectively.
During February 2023, the Company’s Board of Directors approved 2023 corporate performance targets under its Bonus Plan for its employees. If these performance targets are met during 2023, employees will be paid out under the plan in RSUs in 2024. As a result, the Company recognized $0.3 million and $0.9 million in stock-based compensation during the three and six months ended June 30, 2023, respectively, based on progress made towards these performance targets.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(8,981)	$(5,356)	$(4,751)	$(6,824)	$(18,428)	$(13,022)	(8,328)	$(15,777)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	22,016,693	13,132,307	12,799,289	18,383,625	20,237,805	14,301,424	10,662,842	20,201,357
Net loss per share attributable to common stockholders – basic and diluted	$(0.41)	$(0.41)	$(0.37)	$(0.37)	$(0.91)	$(0.91)	$(0.78)	$(0.78)
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

	June 30,
	2023	2022
RSUs	3,742,337	1,205,401
Stock options	10,970,322	13,803,643
Shares issuable pursuant to the ESPP	123,593	101,790
Total	14,836,252	15,110,834
Note 15. Restructuring
In January 2023, the Company initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were substantially completed during the six months ended June 30, 2023, and the total cost was $3.6 million. During the six months ended June 30, 2023, approximately 1% and 4% of the Company’s workforce terminated employment, which were voluntary and involuntary terminations, respectively. As a result, the Company incurred employee termination expenses and other associated costs.

A summary of the restructuring charges as reported on the condensed consolidated statements of operations for the three and six months ended June 30, 2023, of which $0.7 million were related to involuntary terminations, is as follows (in thousands):

	Severance and other Personnel Costs
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Research and development	$1,147	$2,299
Sales and marketing	—	1,025
General and administrative	—	280
Total	$1,147	$3,604

The following table is a summary of the charges in the severance and other personnel liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, related to the workforce reduction (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	$3,604
Cash payments during the period	$(2,994)
Balance as of June 30, 2023(1)	$610
(1) The company expects the remaining severance and termination related liabilities to be substantially paid out in cash during the third quarter of 2023.
Note 16. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for each of the three and six months ended June 30, 2023 and 2022 was zero as the Company has incurred continuous operating losses. The Company recorded no income tax provision or benefit during the six months ended June 30, 2023. The Company recorded an income tax benefit of less than $0.1 million during each of the three and six months ended June 30, 2022.

On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. There was no impact on the Company’s provision for income taxes from the CAMT for the three and six months ended June 30, 2023.
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
Note 17. Subsequent Events

In July 2023, the holders of shares of the Company’s Class B common stock held a special meeting (the “Special Meeting”). At the Special Meeting, the holders of a majority of the Company’s outstanding shares of Class B common stock approved the conversion of all outstanding shares of Class B common stock into the same number of shares of the Company’s Class A common stock effective July 6, 2023, as permitted pursuant to the terms of the Company’s Restated Certificate of Incorporation.

In July 2023, the Company entered into an operating lease agreement for the purpose of consolidating two offices down to one. The Company’s future minimum commitment under this agreement totals approximately $8.3 million and extends through 2029.

In July 2023, the Company’s Compensation Committee approved the issuance of approximately 3.0 million RSUs with service-based vesting periods that are satisfied over two and four years. The Company expects to recognize approximately $14.3 million in stock-based compensation on a straight-line basis over the vesting period of these awards.

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
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by substantially reducing the complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract more than 500,000 customers as of December 31, 2022. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our over 3 exabytes, or 3 trillion megabytes, of data storage under management.
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

Restructuring
In January 2023, we initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were substantially completed during the six months ended June 30, 2023. During the six months ended June 30, 2023, 5% of our workforce terminated employment, which included voluntary and involuntary terminations. As a result, we incurred employee termination expenses and other associated costs.

A summary of the restructuring charges as reported on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 is as follows (in thousands):

	Severance and other Personnel Costs
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Research and development	$1,147	$2,299
Sales and marketing	—	1,025
General and administrative	—	280
Total	$1,147	$3,604
See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.
Automatic Conversion of our Class B Common Stock

In July 2023, the holders of shares of our Class B common stock held a special meeting (the Special Meeting). At the Special Meeting, the holders of a majority of the Company’s outstanding shares of Class B common stock approved the conversion of all outstanding shares of Class B common stock into the same number of shares of our Class A common stock effective July 6, 2023, as permitted pursuant to the terms of the Restated Certificate of Incorporation. As a result, our dual class structure was eliminated, all holders of our outstanding common stock are entitled to one vote per share that they hold and no further shares of Class B common stock will be issued.
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

	June 30,
	2023	2022
B2 Cloud Storage
Net revenue retention rate (NRR)	121%	127%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$43.5	$31.3

Computer Backup
Net revenue retention rate (NRR)	103%	107%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$53.8	$51.4

Total Company
Net revenue retention rate (NRR)	110%	114%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$97.3	$82.7

Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. We believe that we can drive this metric by continuing to focus on our customers and by adding additional products and functionality to our platform.

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
Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next. To calculate our gross customer retention rate, we take the trailing four-quarter average of the percentage of cohort of customers who were active at the end of the quarter in the prior year that are still active at the end of the current quarter. We calculate our gross customer retention rate for a quarter by dividing (i) the number of accounts that generated revenue in the last month of the current quarter that also generated recurring revenue during the last month of the corresponding quarter in the prior year, by (ii) the number of accounts that generated recurring revenue during the last month of the corresponding quarter in the prior year.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 121% as of June 30, 2023. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 1 to our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Impact of COVID-19
The worldwide spread of COVID-19 had a significant impact on the global economy.
For additional details, see the section titled “Risk Factors - The COVID-19 pandemic has impacted how we, our customers, and our partners are operating, and any re-emergence of the pandemic could result in a material adverse effect on our business.”
Key Components of Results of Operations
Revenue
We generate revenue primarily from our Backblaze B2 Cloud Storage and Backblaze Computer Backup cloud services offered on our platform. Our platform is offered to our customers primarily through either a consumption or a subscription-based arrangement through B2 Cloud Storage and Backblaze Computer Backup, respectively. Our subscription arrangements generally range in duration from one month to 24 months, for which we bill our customers up front for the entire period. Our consumption-based arrangements do not have a contractual term and are billed monthly in arrears.
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
Research and Development
Research and development expenses consist primarily of our investment in personnel costs, consultant fees, costs related to technical operations, subscription services for use by our research and development organization and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
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
Sales and Marketing
Sales and marketing expenses consist primarily of our investment in personnel costs. Sales and marketing also include investments related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, and an allocation of our general overhead expenses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Revenue	$24,589	$20,688	$47,983	$40,178
Cost of revenue(1)	12,538	9,556	24,963	19,237
Gross profit	12,051	11,132	23,020	20,941
Operating expenses:
Research and development(1)	9,925	8,400	20,458	16,341
Sales and marketing(1)	9,875	8,369	20,434	16,398
General and administrative(1)	6,165	5,182	12,842	10,710
Total operating expenses	25,965	21,951	53,734	43,449
Loss from operations	(13,914)	(10,819)	(30,714)	(22,508)
Investment income	519	120	1,129	195
Interest expense	(942)	(913)	(1,865)	(1,861)
Loss before provision for income taxes	(14,337)	(11,612)	(31,450)	(24,174)
Income tax benefit	—	(37)	—	(69)
Net loss	$(14,337)	$(11,575)	$(31,450)	$(24,105)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, unaudited)
Cost of revenue	$387	$348	$803	$624
Research and development	1,788	1,683	3,921	3,238
Sales and marketing	1,717	1,233	3,869	2,367
General and administrative	992	1,082	2,119	1,952
Total stock-based compensation expense	$4,884	$4,346	$10,712	$8,181

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	51	46	52	48
Gross profit	49	54	48	52
Operating expenses:
Research and development	40	41	43	41
Sales and marketing	40	40	43	41
General and administrative	25	25	27	27
Total operating expenses	106	106	112	108
Loss from operations	(57)	(52)	(64)	(56)
Investment income	2	1	2	—
Interest expense	(4)	(4)	(4)	(5)
Loss before provision for income taxes	(58)	(56)	(66)	(60)
Income tax benefit	—	—	—	—
Net loss	(58)%	(56)%	(66)%	(60)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
B2 Cloud Storage revenue	$10,799	$7,778	$3,021	39%	$20,776	$14,814	$5,962	40%
Computer Backup revenue	13,790	12,910	880	7%	27,207	25,364	1,843	7%
Total revenue(1)	$24,589	$20,688	$3,901	19%	$47,983	$40,178	$7,805	19%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup Revenue based on the underlying offering from which it originates.
Total revenue increased by $3.9 million, or 19%, for the three months ended June 30, 2023 compared to the same period in 2022. B2 Cloud Storage increased by $3.0 million, the majority of which was due to increased storage for existing customers, supplemented by the addition of new customers and sales from B2 Reserve. The remaining increase of $0.9 million was from Computer Backup, a majority of which was due to a price increase that began to take effect in September 2021, and a lesser impact due to an increase in the number of licenses per existing customer and the addition of new customers.
Total revenue increased by $7.8 million, or 19%, for the six months ended June 30, 2023 compared to the same period in 2022. B2 Cloud Storage increased by $6.0 million, the majority of which was due to increased storage for existing customers, supplemented by the addition of new customers and sales from B2 reserve. The remaining increase of $1.8 million was from Computer Backup, a majority of which was due to a price increase that began to take effect in September 2021, and a lesser impact due to an increase in the number of licenses per existing customer and the addition of new customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$12,538	$9,556	$2,982	31%	$24,963	$19,237	$5,726	30%
Gross margin	49%	54%			48%	52%
Cost of revenue increased by $3.0 million, or 31%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.6 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business, and $1.3 million related to managing and operating our co-location facilities, which included new data centers and the expansion of an existing data center.
Cost of revenue increased by $5.7 million, or 30%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $3.0 million related to managing and operating our co-location facilities, which included new data centers and the expansion of an existing data center, and $2.5 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.
Gross margin was 49% for the three months ended June 30, 2023 compared to 54% for the same period in 2022. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our revenue growth.
Gross margin was 48% for the six months ended June 30, 2023 compared to 52% for the same period in 2022. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our revenue growth.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$9,925	$8,400	$1,525	18%	$20,458	$16,341	$4,117	25%
Sales and marketing	9,875	8,369	1,506	18%	20,434	16,398	4,036	25%
General and administrative	6,165	5,182	983	19%	12,842	10,710	2,132	20%
Research and Development
Research and development expense increased by $1.5 million, or 18%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.1 million related to restructuring charges, $0.2 million in overhead and general office expenses, and $0.1 million in personnel-related expenses as a result of increased headcount to support our storage cloud features and offerings.
Research and development expense increased by $4.1 million, or 25%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $2.3 million related to restructuring charges, $0.7 million in personnel-related expenses as a result of increased headcount to support our storage cloud features and offerings, $0.5 million in overhead and general office expenses, and $0.5 million related to stock-based compensation expense.
Sales and Marketing
Sales and marketing expense increased by $1.5 million, or 18%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in sales and marketing expense was primarily attributable to $0.9 million in personnel-related expenses as a result of increased headcount to support our marketing activities, $0.4 million related to stock-based compensation, and $0.3 million in fees for consultants and contractors.
Sales and marketing expense increased by $4.0 million, or 25%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in sales and marketing expense was primarily attributable to $2.1 million in personnel-related expenses as a result of increased headcount to support our marketing activities, $1.4 million related to stock-based compensation, $1.0 million related to restructuring charges, $0.5 million in fees for consultants and contractors, and $0.1 million in overhead and general office expenses, and partially offset by $1.3 million due to decreased advertising expenses.
General and Administrative
General and administrative expense increased by $1.0 million, or 19%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $0.4 million increase in indirect tax expense, $0.2 million related to professional fees for accounting and tax services, $0.1 million related to overhead and general office expenses, and $0.1 million related to legal expenses.
General and administrative expense increased by $2.1 million, or 20%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $0.6 million in personnel-related expenses as a result of increased headcount to support the growth of our business, $0.5 million in overhead and general office expenses, $0.4 million related to stock-based compensation expense, $0.3 million related to restructuring charges, $0.1 million related to indirect tax expense, and $0.1 million related to professional fees for accounting and tax services.
Investment Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Investment income	$519	$120	$399	333%	$1,129	$195	$934	479%
Investment income increased by $0.4 million, or 333%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increased interest rates on our marketable securities.
Investment income increased by $0.9 million, or 479%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to increased interest rates on our marketable securities.
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	(942)	(913)	$(29)	3%	$(1,865)	$(1,861)	$(4)	—%
Interest expense was relatively flat for the three and six months ended June 30, 2023 compared to the same periods in 2022.

Income Tax Benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax benefit	$—	$(37)	$37	(100)%	$—	$(69)	$69	(100)%
Our provision for income taxes was relatively flat for the three and six months ended June 30, 2023, compared to the same periods in 2022.
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
The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$12,051	$11,132	$23,020	$20,941
Adjustments:
Stock-based compensation	387	348	803	624
Depreciation and amortization	5,985	4,377	11,555	9,047
Adjusted gross profit	$18,423	$15,857	$35,378	$30,612
Gross margin	49%	54%	48%	52%
Adjusted gross margin	75%	77%	74%	76%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(14,337)	$(11,575)	$(31,450)	$(24,105)
Adjustments:
Depreciation and amortization	6,131	4,570	11,864	9,433
Stock-based compensation(1)	4,884	4,346	10,587	8,181
Interest expense and investment income	423	793	736	1,666
Income tax benefit	—	(37)	—	(69)
Workforce reduction and related severance charges	1,147	—	3,604	—
Adjusted EBITDA	$(1,752)	$(1,903)	$(4,659)	$(4,894)
Adjusted EBITDA margin	(7%)	(9%)	(10%)	(12%)
________________
(1) $125 thousand of stock-based compensation expense is classified as Workforce reduction and related severance charges in the table above as it was incurred as part of our restructuring program. See Note 15 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of June 30, 2023 and December 31, 2022, our principal sources of liquidity were cash, short-term investments, and restricted cash, non-current of $44.7 million and $69.7 million, respectively.
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
As of June 30, 2023, the outstanding balance of our line of credit was $7.8 million, and the amount available to us for borrowing was $22.2 million.
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
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands, unaudited)
Net cash used in operating activities	$(10,428)	$(8,192)
Net cash provided by (used in) investing activities	17,027	(85,006)
Net cash used in financing activities	(3,876)	(4,408)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
Cash used in operating activities primarily consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation, and amortization of property and equipment, net, amortization of capitalized internal-use software, net, and changes in operating assets and liabilities during each period.
For the six months ended June 30, 2023, cash used in operating activities was $10.4 million, which resulted from a net loss of $31.5 million, adjusted for non-cash charges of $22.9 million and net cash outflow of $1.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $11.9 million for depreciation and amortization expense and $10.7 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $1.6 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses, a $1.4 million decrease of operating lease liabilities, and a $0.2 million decrease in accounts payable, offset in part by a $0.9 million increase in prepaid and other current assets and a $0.3 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers. Cash used in operations increased during the six months ended June 30, 2023, as compared to the same period in 2022 primarily due to increased spending in support of our expanded research and development and sales and marketing spending to support business growth.

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
Investing Activities
Cash provided by investing activities during the six months ended June 30, 2023 was $17.0 million, resulting primarily from the $38.5 million maturity of our short-term investments, offset in part by the purchase of short-term maturity investments of $9.7 million, $7.1 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and capital expenditures of $4.7 million in support of infrastructure deployments to support our growing business.
Cash used in investing activities during the six months ended June 30, 2022 was $85.0 million, resulting primarily from the purchase of short-term investments of $92.7 million, capital expenditures of $1.5 million in support of infrastructure deployments to support our growing business, and $2.8 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, offset in part by $12.0 million from the maturity of our short-term investments.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2023 was $3.9 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $9.7 million related to hard drives and other infrastructure equipment used in our co-location facilities, $1.0 million related to repayment of principal on financed insurance premiums, offset in part by $3.5 million in proceeds from our credit facility, $2.2 million in proceeds from the exercise of employee stock options, and $1.2 million in proceeds from our employee stock purchase plan.
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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our credit facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of June 30, 2023, we had cash and cash equivalents and short-term investments balances of $5.9 million and $30.9 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Further, our credit facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate tied, at our discretion, to SOFR or to the Prime Rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.
Foreign Currency Exchange Rate Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Our sales are currently denominated in the U.S. dollar and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be adversely affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.

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

i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, reconciliations, and presentation of our statement of cash flows. These deficiencies resulted in errors in cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, lease liability and sale leaseback transactions, accrued compensation and income tax; and

ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instruments.
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
We incurred net losses of $31.5 million and $24.1 million for the six months ended June 30, 2023 and 2022, respectively. Over our 15 years of operations, we had an accumulated deficit of $119.2 million as of June 30, 2023. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our customers rely on our solutions to store their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (DDoS) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, resulting in the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could enable attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. In addition, we regularly encounter attempts to create false or undesirable user accounts, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and may utilize new methods not recognized. We may be unable to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, the use of generative artificial intelligence, or other societal or political developments, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. For example, in late March 2021, it was discovered that a Backblaze marketing campaign leveraging the Facebook ad network, which had been launched two weeks earlier, had been incorrectly configured to run on all Backblaze platform pages instead of only the Backblaze marketing pages as intended. Once we became aware of the issue, it was promptly resolved. Although we believe that less than 2% of Backblaze customers may have been affected, and no actual customer files, file contents, or user account information were shared at any time, certain file metadata may have been inadvertently shared with Facebook. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. We may have little or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 270 employees as of December 31, 2021 and to 393 employees as of December 31, 2022. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customers and customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In fact, we recently initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were substantially completed during the first six months of 2023. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls.
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
•changes in deferred revenue balances;
•changes in or timing of cash flows;

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
These privacy and data protection laws are subject to rapid change, limited timeframes to implement changes, differing interpretations, and can be inconsistent among regulatory frameworks or conflict with other rules or our business practices. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. Our efforts to comply with the complex matrix of data privacy laws around the world subjects us to increasing costs to review and comply with such laws, including updating our policies, procedures, and business practices to address such evolving privacy laws. We also make public statements and commitments regarding our use and disclosure of personal information through our privacy policy, information provided on our website, and data processing agreements with customers and other third parties. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are often uncertain and in flux, and sometimes contradictory, it is possible that the scope and requirements of these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with rapidly evolving data protection laws and obligations may be unsuccessful. For example, we previously relied on the EU-US Privacy Shield framework, which was invalidated by a European court in July 2020. As a result of such a decision, we have had to take additional steps to comply with applicable EU data protection requirements, including implementation of standard contractual clauses.

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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit agreement with City National Bank. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the Company uses City National Bank, a subsidiary of RBC, for its banking needs. While the Company and its bank have not been directly affected by the recent failures of certain banks, the banking industry overall has experienced disruption and uncertainty. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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
We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. Various events, including a pandemic or fluctuating demands in the cryptocurrency mining markets have impacted, and could impact in the future, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, starting in April 2020, we began to acquire additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry also experienced a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the Russia-Ukraine war, or tensions between Taiwan and China, particularly if those tensions escalate into an armed conflict, that could disrupt the global supply chain and result in the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions or other restructuring events. For example, in June 2023, the board of directors of Toshiba Corp., one of our hard drive suppliers, recently recommended that its shareholders accept a tender offer from various private equity firms and others that would result in a buy-out and going private transaction, and it is unclear what, if any, changes may occur as a result of such buyout. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.

Our business depends, in part, on the success of our strategic relationships with third parties.
To maintain and grow our business, we anticipate that we will continue to depend on relationships with third parties, such as channel partners and integrators, which are becoming an increasingly important part of our business and our sales and marketing strategy. Identifying partners and negotiating and building relationships with them requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their services over us. In addition, any industry consolidation of such partners or integrators by our competitors or others could result in a decrease in the number of our current and potential customers, as these partners or integrators may no longer facilitate the adoption of our applications by potential customers. Interoperability between our platform and other third-party platforms is also important to our business. Further, some of our partners or integrators are or may become competitive with certain aspects of our cloud services and may elect to no longer integrate with, or support, our platform and cloud services. If we are unsuccessful in establishing or maintaining our relationships with such third parties and maintaining interoperability, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our cloud services or increased revenue.
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

i.Our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, reconciliations, and presentation of the statement of cash flows. These deficiencies resulted in errors in cash and cash equivalents, prepaid expenses and other current assets, property and equipment, capitalized internal-use software, lease liability and sale leaseback transactions, accrued compensation and income tax; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instrument.

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
Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” our ability to use pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset post-change income may be limited. Similar rules may apply under state tax laws. At this time, we have not finalized a study to assess whether such an ownership change has occurred, or whether there have been multiple ownership changes since our formation. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.
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
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q or in our most recent Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to costs to be capitalized as internal-use software and their useful life; the useful lives of other long-lived assets; impairment considerations for long-lived assets; expected lease term for finance leases; calculation of the sales reserve; valuation of our common stock and stock options and accounting for taxes, including estimates for indirect tax liability; deferred tax assets; valuation allowance; and uncertain tax positions among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
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
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors; and
•controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings.
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
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Registrant, as amended and currently in effect					X
10.1	Amended and Restated 2021 Equity Incentive Plan of Backblaze, Inc.	8-K	001-410-26	10.1	06/09/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: August 14, 2023

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)