Form 10-Q
period 2023-09-30
Backblaze, Inc.
filed 2023-11-14
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41026
___________________________________
BACKBLAZE, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	20-8893125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Baldwin Ave. San Mateo, CA	94401
(Address of principal executive offices)	(Zip Code)
(650) 352-3738
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BLZE	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of October 31, 2023, 37.6 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,016	$6,690
Accounts receivable, net	1,991	856
Restricted cash, current	6,078	—
Short-term investments, net	20,732	58,733
Prepaid expenses and other current assets	7,066	8,120
Total current assets	44,883	74,399
Restricted cash, non-current	—	4,306
Property and equipment, net	49,573	49,375
Operating lease right-of-use assets	10,482	6,881
Capitalized internal-use software, net	28,943	16,704
Other assets	868	793
Total assets	$134,749	$152,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,985	$3,283
Accrued expenses and other current liabilities	8,248	9,418
Debt facility, current	6,078	—
Finance lease liabilities and lease financing obligations, current	19,077	18,531
Operating lease liabilities, current	1,998	2,130
Deferred revenue, current	23,589	22,912
Total current liabilities	60,975	56,274
Finance lease liabilities and lease financing obligations, non-current	14,265	15,487
Operating lease liabilities, non-current	8,518	5,032
Deferred revenue, non-current	3,633	2,611
Debt facility, non-current	—	4,306
Total liabilities	$87,391	$83,710
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 37,464,639 and 16,198,333 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	4	2
Class B common stock, $0.0001 par value; 295,986 and 37,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; zero and 17,195,404 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	—	2
Additional paid-in capital	182,600	156,485
Accumulated deficit	(135,246)	(87,741)
Total stockholders’ equity	47,358	68,748
Total liabilities and stockholders’ equity	$134,749	$152,458

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$25,299	$22,051	$73,282	$62,229
Cost of revenue	13,546	10,836	38,509	30,073
Gross profit	11,753	11,215	34,773	32,156
Operating expenses:
Research and development	9,639	8,152	30,097	24,493
Sales and marketing	10,736	9,727	31,170	26,125
General and administrative	6,944	5,396	19,786	16,106
Total operating expenses	27,319	23,275	81,053	66,724
Loss from operations	(15,566)	(12,060)	(46,280)	(34,568)
Investment income	447	210	1,576	405
Interest expense	(936)	(950)	(2,801)	(2,811)
Loss before provision for income taxes	(16,055)	(12,800)	(47,505)	(36,974)
Income tax benefit	—	—	—	(69)
Net loss	$(16,055)	$(12,800)	$(47,505)	$(36,905)
Net loss per share, basic and diluted	$(0.44)	$(0.40)	$(1.35)	$(1.18)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	36,665,195	31,994,391	35,255,672	31,245,069
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 12 for further details.
See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2023
	Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2023	35,984,501	$4	$173,372	$(119,191)	$54,185
Net loss	—	—	—	(16,055)	(16,055)
Issuance of Class A common stock upon exercise of stock options	659,837	—	1,254	—	1,254
Issuance of Class A common stock under the 2021 Equity Incentive Plan ("2021 Plan")	820,301	—	—	—	—
Stock-based compensation	—	—	7,974	—	7,974
Balance as of September 30, 2023	37,464,639	$4	$182,600	$(135,246)	$47,358

	Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2022	31,631,532	$3	$143,431	$(60,448)	$82,986
Net loss	—	—	—	(12,800)	(12,800)
Issuance of Class A common stock upon exercise of stock options	694,260	—	1,376	—	1,376
Issuance of Class A common stock under the 2021 Plan	110,597	—	—	—	—
Stock-based compensation	—	—	4,960	—	4,960
Balance as of September 30, 2022	32,436,389	$3	$149,767	$(73,248)	$76,522

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(47,505)	(47,505)
Issuance of Class A common stock upon exercise of stock options	1,844,602	—	3,309	—	3,309
Issuance of Class A common stock under the 2021 Plan	1,589,837	—	—	—	—
Issuance of Class A common stock related to the 2021 Employee Stock Purchase Plan ("ESPP")	348,555	—	1,171	—	1,171
Stock-based compensation	—	—	19,787	—	19,787
Issuance of restricted stock units related to the 2022 Bonus Plan (see Note 13)	287,908	—	1,848	—	1,848
Balance as of September 30, 2023	37,464,639	$4	$182,600	$(135,246)	$47,358

	Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	(36,905)	(36,905)
Issuance of Class A common stock upon exercise of stock options	1,609,789	—	3,439	—	3,439
Issuance of Class A common stock under the 2021 Plan, net of taxes withheld	153,195	—	(130)		(130)
Issuance of Class A common stock related to the ESPP	288,571	—	1,529		1,529
Stock-based compensation	—	—	13,103	—	13,103
Balance as of September 30, 2022	32,436,389	$3	$149,767	$(73,248)	$76,522
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 12 for further details.

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,505)	$(36,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on investment securities and investment income, net	113	(367)
Noncash lease expense on operating leases	1,839	1,820
Depreciation and amortization	18,337	14,689
Stock-based compensation	18,670	13,011
(Gain) loss on disposal of assets and other adjustments	(242)	24
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	(411)
Prepaid expenses and other current assets	867	(234)
Other assets	(313)	56
Accounts payable	(592)	(137)
Accrued expenses and other current liabilities	(366)	(901)
Deferred revenue	1,697	635
Operating lease liabilities	(1,968)	(1,853)
Other long-term liabilities	—	(69)
Net cash used in operating activities	(10,598)	(10,642)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(19,492)	(113,259)
Maturities of marketable securities	57,380	61,000
Proceeds from disposal of property and equipment	319	—
Purchases of property and equipment	(5,066)	(4,061)
Capitalized internal-use software costs	(11,061)	(5,645)
Net cash provided by (used in) investing activities	22,080	(61,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(14,878)	(11,602)
Payments of deferred offering costs	—	(658)
Proceeds from debt facility	4,273	2,543
Repayment of debt facility	(2,500)	—
Principal payments on insurance premium financing	(1,545)	—
Proceeds from lease financing obligations	2,500	—
Employee payroll taxes paid related to net settlement of equity awards	—	(130)
Proceeds from exercises of stock options	3,426	3,439
Proceeds from ESPP	1,171	1,529
Net cash used in financing activities	(7,553)	(4,879)
Net increase (decrease) in cash, restricted cash and restricted cash, non-current	3,929	(77,486)
Cash, restricted cash, current and restricted cash, non-current at beginning of period	11,165	105,012
Cash, cash equivalents, restricted cash, current and restricted cash, non-current at end of period	$15,094	$27,526
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,752	$2,838
Cash paid for income taxes	$58	$26
Cash paid for operating lease liabilities	$2,174	$1,948
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$3,703	$1,808
Accrued bonus settled in restricted stock units	$1,848	$—
Accrued bonus classified as stock-based compensation	$2,586	$1,716
Equipment acquired through finance lease and lease financing obligations	$11,995	$15,680
Accruals related to purchases of property and equipment	$131	$337
Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$—	$5,220
Assets obtained in exchange for operating lease obligations	$5,568	$—
Receivable recorded due to stock option exercises pending settlement	$38	$—
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$9,016	$24,813
Restricted cash - included in prepaid expenses and other current assets	$—	$169
Restricted cash, current	$6,078	$—
Restricted cash, non-current	$—	$2,544
Total cash, cash equivalents, restricted cash and restricted cash, non-current	$15,094	$27,526
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as its annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and stockholders' equity for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant accounting policies
The Company’s significant accounting policies, certain of which have been updated below, are disclosed in the Company’s audited financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining (i) whether projects will result in new or additional functionality, (ii) the start and end date of the application development phase of projects, and (iii) their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, expected lease term, lease and non-lease component allocation, valuation of the Company’s ESPP expense, and accounting for taxes, including estimates for deferred tax assets, valuation allowance and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
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
Concentrations and Risks and Uncertainties

Liquidity. The Company believes that its existing cash, cash equivalents and short-term investments together with cash provided by operations, will be sufficient to support its working capital and capital expenditure requirements for at least the next 12 months. However, to achieve its continued growth and objectives, the Company will need to obtain additional sources of financing which may include entering into lease agreements, sale-leaseback arrangements, credit facilities, and other debt financing arrangements for the purpose of acquiring infrastructure equipment and to fund its operations. In the event that the Company requires additional financing, it may not be able to raise such financing on terms acceptable to us or at all. If the Company is unable to obtain additional sources of financing, raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash disbursement concentration
Number of vendors	2	2	2	2
Total cash disbursements represented by vendors listed above	21%	25%	21%	26%

			September 30, 2023	December 31, 2022
Accounts payable concentration
Number of vendors			3	2
Total accounts payable balance represented by vendors listed above			28%	26%

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

Restructuring

Restructuring costs are comprised of severance costs related to workforce reductions. The Company recognizes restructuring charges when the liability is incurred. For involuntary terminations, employee termination benefits are accrued at the date (i) management has committed to a plan of termination, which includes identification of employees to be terminated and related information, (ii) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and (iii) employees have been notified of their termination dates and expected severance payments. For voluntary terminations, the Company recognizes a liability when the termination benefit has been irrevocably accepted by the employee.
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

Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at an amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For accounts receivables, unbilled receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted the guidance effective January 1, 2023 using the modified retrospective transition method with comparative periods continuing to be reported using the previous applicable guidance and determined that it did not have a material impact on its condensed consolidated financial statements.

Note 3. Revenues
Deferred Contract Costs
The Company’s amortization of deferred contract costs was $0.2 million for each of the three months ended September 30, 2023 and 2022, and was $0.7 million for each of the nine months ended September 30, 2023 and 2022. The amount of capitalized contract costs was $0.4 million as of both September 30, 2023 and December 31, 2022.
Deferred Revenue

Total deferred revenue was $27.2 million and $25.5 million as of September 30, 2023 and December 31, 2022, respectively. Revenue recognized for the three months ended September 30, 2023 and 2022 was $9.7 million and $9.2 million, respectively, and was $20.5 million and $19.3 million for the nine months ended September 30, 2023 and 2022, respectively, which was included in each deferred revenue balance at the beginning of each respective period. The Company’s deferred revenue as stated on its condensed consolidated balance sheets presented approximates its contract liability balance as of September 30, 2023 and December 31, 2022. The Company’s total deferred revenue balance as of September 30, 2023, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of September 30, 2023, the Company's RPOs were $29.5 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers. As of September 30, 2023, the Company expects to recognize approximately 84% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

B2 Cloud Storage	$11,608	$8,864	$32,384	$23,678
Computer Backup	13,691	13,187	40,898	38,551
Total revenue(1)	$25,299	$22,051	$73,282	$62,229
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

The following table presents the Company’s revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Consumption-based arrangements	$11,393	$8,825	$31,986	$23,553
Subscription-based arrangements	13,774	13,065	40,878	38,168
Physical Media (point in time)	132	161	418	508
Total revenue	$25,299	$22,051	$73,282	$62,229

Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

United States	$18,277	$15,802	$52,502	$44,636
United Kingdom	1,373	1,213	3,944	3,434
Canada	1,223	1,133	3,634	3,129
Other	4,426	3,903	13,202	11,030
Total revenue	$25,299	$22,051	$73,282	$62,229

Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity investments on its balance sheets as of September 30, 2023 and December 31, 2022, respectively. The Company’s commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its balance sheets as of September 30, 2023 and December 31, 2022, respectively.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of September 30, 2023	(In Thousands)
Cash equivalents
Commercial paper	$2,964	$2	$—	$2,966	$2,964
Total cash equivalents	$2,964	$2	$—	$2,966	$2,964

Investments
Commercial paper	$20,732	$—	$(16)	$20,716	$20,732
Total investments	$20,732	$—	$(16)	$20,716	$20,732

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
Investments
Commercial Paper	$58,733	$—	$(144)	$58,589	$58,733
Total investments	$58,733	$—	$(144)	$58,589	$58,733
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are shown below.

As of September 30, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$20,732	$20,716
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$20,732	$20,716

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$58,733	$58,589
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$58,733	$58,589
Aging of Unrealized Losses
The Company’s investments had an aggregate gross unrealized loss of $16 thousand and $0.1 million as of September 30, 2023 and December 31, 2022, respectively, all of which had been in an unrealized loss position of less than twelve months and are recorded at amortized cost on the Company’s condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the investment portfolio did not have any securities that had been in an unrealized loss position for a period of twelve months or longer.
For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of September 30, 2023	(Dollars In Thousands)
Investments
Commercial paper	4	$20,716	$(16)	4	$20,716	$(16)
Total	4	$20,716	$(16)	4	$20,716	$(16)

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022	(Dollars In Thousands)
Investments
Commercial paper	11	$58,589	$(144)	11	$58,589	$(144)
Total	11	$58,589	$(144)	11	$58,589	$(144)
Note 5. Fair Value Measurements
The Company classifies its held-to-maturity investments, which are comprised of investment grade commercial paper, within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs based on non-binding market consensus that are primarily corroborated by observable market data or quoted market prices for similar instruments. The Company’s cash equivalents on its condensed consolidated balance sheet included commercial paper with an amortized cost and estimated fair value of $3.0 million as of September 30, 2023.
There were no transfers between levels of the fair value hierarchy for the three and nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively.
As of December 31, 2022, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other current assets on the condensed consolidated balance sheets. As of September 30, 2023, this balance is no longer restricted as the lease agreement and associated letter of credit have been completed.

Additionally, the Company had $6.1 million and $4.3 million in restricted cash as of September 30, 2023 and December 31, 2022, respectively, related to the line of credit agreement with City National Bank. See Note 11 for further details.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Unbilled accounts receivable, net	$1,893	$1,637
Prepaid expenses	2,532	2,600
Receivable from payment processor	922	644
Financed prepaid insurance	196	1,545
Other	1,523	1,694
Total prepaid expenses and other current assets	$7,066	$8,120
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Data center equipment	$35,244	$28,531
Leased and financed data center equipment	69,570	62,300
Machinery and equipment	14,728	11,613
Computer equipment	2,429	2,503
Leasehold improvements	1,110	1,268
Construction-in-progress	510	3,636
Total property and equipment	123,591	109,851
Less: accumulated depreciation	(74,018)	(60,476)
Total property and equipment, net	$49,573	$49,375

Depreciation expense was $5.5 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively, and was $15.8 million and $13.1 million for the nine months ended September 30, 2023 and 2022, respectively. For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $30.1 million and $24.5 million as of September 30, 2023 and December 31, 2022, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $39.4 million and $37.8 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company had long-lived assets of $60.1 million, comprising of property and equipment, net and operating lease right-of-use assets, with $55.1 million located in the United States and $5.0 million located in the Netherlands. As of December 31, 2022, the Company had long-lived assets of $56.3 million, comprising of property and equipment, net and operating lease right-of-use assets, with $50.2 million located in the United States and $6.1 million located in the Netherlands.
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Developed software	$38,542	$23,777
General and administrative software	144	144
Total capitalized internal-use software	38,686	23,921
Less: accumulated amortization	(9,743)	(7,217)
Total capitalized internal-use software, net	$28,943	$16,704
Amortization expense of capitalized internal-use software was $1.0 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and was $2.5 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations.
As of September 30, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$1,218
2024	6,582
2025	6,382
2026	5,929
2027	5,203
Thereafter	3,629
Total	$28,943

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$3,619	$2,728
ESPP withholding	1,185	415
Accrued expenses	1,615	2,881
Accrued value-added tax ("VAT") liability	1,048	1,220
Financed insurance premiums (see Note 11)	—	1,545
Other	781	629
Accrued expenses and other current liabilities	$8,248	$9,418
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
As of September 30, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.9 years and the weighted average discount rate for finance leases was 10.8%.

For the Company’s assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements, depreciation expense was $3.9 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and was $11.2 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations.

During the three months ended September 30, 2023, total finance lease costs were $4.4 million, of which interest expense was approximately $0.7 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million. During the three months ended September 30, 2022, total finance lease costs were $4.1 million, of which interest expense was approximately $0.9 million, and total lease financing obligation costs were $0.3 million, of which interest expense was approximately $0.1 million.

During the nine months ended September 30, 2023, total finance lease costs were $12.5 million, of which interest expense was approximately $2.2 million, and total lease financing obligation costs were $1.0 million, of which interest expense was approximately $0.2 million. During the nine months ended September 30, 2022, the total finance lease costs were $11.4 million, of which interest expense was approximately $2.5 million, and total lease financing obligation costs were $1.0 million, of which interest expense was approximately $0.3 million. The cash paid for interest on interest on finance lease and lease financing obligations was $2.4 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company entered into one sale-leaseback arrangement with a vendor to provide $2.5 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as a lease financing obligation as the Company is reasonably certain to exercise the purchase option within the arrangement. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The Company did not enter into any sale-leaseback arrangements during the nine months ended September 30, 2022.

The future minimum commitments for these finance leases and lease financing obligations as of September 30, 2023 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2023	$5,609	$805	$6,414
2024	16,226	2,867	19,093
2025	7,714	1,709	9,423
2026	1,906	—	1,906
2027	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	31,455	5,381	36,836
Less imputed interest	(2,808)	(686)	(3,494)
Total liability	$28,647	$4,695	$33,342
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2023 and 2031. The Company did not have a material amount of short-term leases as of September 30, 2023.
As of September 30, 2023, the weighted average remaining lease term for operating leases was approximately 5.7 years and the weighted average discount rate for operating leases was approximately 7.5%.

In July 2023, the Company entered into an operating lease agreement for purposes of consolidating and moving out of two offices into one, resulting in the recognition of $5.3 million of operating right-of-use assets and $5.2 million of operating lease liabilities, current and non-current, on its condensed consolidated balance sheet as of September 30, 2023.

The future minimum commitments for these operating leases as of September 30, 2023 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remaining of 2023	$640
2024	2,464
2025	2,026
2026	2,076
2027	2,131
Thereafter	3,558
Total future minimum operating lease commitments	12,895
Less imputed interest	(2,379)
Total liability	$10,516

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

The future minimum commitments for the Company’s non-cancellable contractual obligations as of September 30, 2023 for non-lease components were as follows (in thousands):

Year Ending December 31,
Remaining of 2023	$1,307
2024	4,240
2025	2,623
2026	2,603
2027	2,679
Thereafter	6,330
Total future minimum commitments	$19,782
Rental expense related to the Company’s operating leases for both lease and non-lease components was $2.1 million and $1.9 million for the three months ended September 30, 2023 and 2022, of which $1.8 million and $1.4 million is included in cost of revenue in its condensed consolidated statement of operations, respectively. Rental expense related to lease components was $0.7 million for each of the three months ended September 30, 2023 and 2022. Total operating lease cost was $2.6 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, which does not include costs related to services.

Rental expense related to the Company’s operating leases for both lease and non-lease components was $6.2 million and $4.7 million for the nine months ended September 30, 2023 and 2022, of which $5.1 million and $3.6 million is included in cost of revenue in its condensed consolidated statement of operations as of such dates, respectively. Rental expense related to lease components was $2.2 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. Total operating lease cost was $7.9 million and $5.8 million, for the nine months ended September 30, 2023 and 2022, respectively, which does not include costs related to services.
Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of September 30, 2023, the Company had non-cancelable purchase commitments of $2.5 million and $0.7 million payable during the remainder of the year ending December 31, 2023 and the year ending December 31, 2024, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million and $0.4 million to the 401(k) plan during the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that there are not any current legal proceedings that are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the results of legal proceedings are inherently unpredictable and litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Accrued VAT Liability

The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT payable was $1.0 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively.
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
Note 11. Debt
Credit Facility
During April 2022, the Company entered into a second amendment to its revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”). Under this amendment, the amount available to be borrowed was increased to $30.0 million from $9.5 million. During January 2023, the Company entered into a third amendment to the RCA. Under this amendment, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.00%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. There were no other material changes to the RCA as a result of the amendment. As of September 30, 2023, the Company had an outstanding balance of $6.1 million and the total amount available to the Company to be borrowed was $23.9 million.

Under the RCA, the outstanding balance of $6.1 million as of September 30, 2023 was collateralized by cash held by the Company. As such, the Company held $6.1 million in cash that it deemed to be restricted and is included in restricted cash, current on the Company’s condensed consolidated balance sheet as of September 30, 2023. With prior written notice to the Lender, the Company has the right, at any time prior to the maturity date in September 2024, to terminate the RCA. In the event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released. The Company classifies the facility as debt facility, current on its condensed consolidated balance sheet as of September 30, 2023.

As of September 30, 2023, the interest rate associated with the outstanding balance under the RCA was 7.4%, which is a per annum rate. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense related to the RCA was $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Total interest expense related to the RCA was less than $0.1 million for the three and nine months ended September 30, 2022, respectively.
Insurance Premium Financing Agreement
Effective November 2022, the Company entered into an insurance policy with annual premiums totaling $2.1 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate of 4.5%, that finances the payment of the total premiums owed. The finance agreement required a $0.5 million down payment, with the remaining $1.5 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2023. As of September 30, 2023, the balance of this finance agreement was fully paid.
Note 12. Stockholders’ Equity

Common Stock. From the time of its initial public offering through July 5, 2023, the Company had two outstanding classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock were identical, except for voting, transfer, and conversion rights. On July 6, 2023, all of the Company’s then-outstanding shares of the Company’s Class B common stock were automatically converted (the “Conversion”) into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following the Conversion. In addition, on July 7, 2023, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. As of September 30, 2023, the Company’s sole outstanding class of common stock was its Class A common stock.

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2023	December 31, 2022
2011 Equity Incentive Plan (“2011 Plan”)
Options outstanding	8,743,758	10,862,094
Shares available for future grants	—	—
2021 Plan
Options outstanding	1,354,732	1,509,187
Restricted stock units outstanding	5,813,510	3,716,061
Shares available for future grants	7,391,635	1,836,566
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,309,451	990,132
Total	24,613,086	18,914,040
Note 13. Stock-Based Compensation
Equity Incentive Plan
Share Reserve. As of September 30, 2023, the number of shares of common stock available for issuance under the 2021 Equity Incentive Plan equaled the sum of 14,662,500 shares, plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. In addition, the number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of Class A common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2021 Plan by 809,916 and 411,399 shares of Class A common stock during January 2023 and 2022, respectively.
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted under the 2021 Plan generally vest based on continued service over a one-to-four-year period for employees, and over a one year period for non-employee directors.
RSU activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2022	3,716,061	$6.60
Granted	4,214,704	$5.04
Vested	(1,877,745)	$6.23
Forfeited	(239,510)	$5.44
Unvested balance as of September 30, 2023	5,813,510	$5.64

Stock Options
Stock Options. Stock options granted under the Company’s equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2022. No stock options were granted during the nine months ended September 30, 2023.

Nine Months Ended September 30, 2022
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

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2022	1,836,566	12,371,281	$5.74	6.07	$32,385
Shares authorized	9,102,074
Options granted	—	—	—
Options exercised	—	(1,844,602)	1.79
Options canceled	428,189	(428,189)	11.31
RSU award activity	(3,975,194)	—
Balance as of September 30, 2023	7,391,635	10,098,490	$6.22	5.74	$18,855
Vested and exercisable as of September 30, 2023		8,075,929	$4.89	5.27	$17,967
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was $6.26. The intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was $6.1 million and $9.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $6.8 million and $8.0 million during the nine months ended September 30, 2023 and 2022, respectively.
ESPP
As of September 30, 2023, the ESPP reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. Pursuant to its evergreen provision, the Company increased the number of shares reserved under the ESPP by 667,874 and 607,696 during January 2023 and 2022, respectively.
During the nine months ended September 30, 2023, 348,555 shares of Class A common stock have been purchased under the ESPP. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above.
The Company recorded stock-based compensation expense under this plan of $0.9 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, of which the Company capitalized $0.2 million and $0.2 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software. The Company recorded stock-based compensation expense under this plan of $2.8 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively, of which the Company capitalized $0.7 million and $0.3 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software.
As of September 30, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $1.8 million and is expected to be recognized over a weighted average period of one year. As of September 30, 2023, $1.2 million had been withheld on behalf of employees, respectively.
The following table summarizes the Black-Scholes option pricing model assumptions used in estimating the fair value of the stock purchase rights under the ESPP during the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expected term (in years)	N/A	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	N/A	45% - 68%	45% - 68%	45% - 68%
Risk-free interest rate	N/A	0.10% - 2.60%	0.10% - 5.43%	0.10% - 2.60%
Expected dividend yield	N/A	—%	—%	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$653	$353	$1,456	$977
Research and development	2,865	1,828	6,786	5,066
Sales and marketing	2,747	1,539	6,616	3,906
General and administrative	1,693	1,110	3,812	3,062
Total stock-based compensation expense	$7,958	$4,830	$18,670	$13,011
During the nine months ended September 30, 2023 and 2022, the Company capitalized $3.7 million and $1.8 million, respectively, of stock-based compensation for the development of internal-use software. As of September 30, 2023, total compensation cost related to stock options and RSUs not yet vested was $13.0 million and $30.4 million, respectively, which will be recognized over a weighted-average period of two years for stock options and RSUs.

Bonus Plan
During March 2022, the Company’s Compensation Committee approved a new bonus structure (“Bonus Plan”) for its employees. The Bonus Plan is contingent upon the achievement of annual corporate performance targets. In each respective calendar year, the Company accrues for the Bonus Plan. The actual payout amount is determined by the Company’s Compensation Committee based on the actual achievement with respect to the annual performance targets and paid in the subsequent year in the variable number of RSUs equal to the payout amount. These RSU’s are fully vested as they were earned (and expensed) prior to the payout. Participants must remain employed with the Company through the date of payout to maintain eligibility under the Bonus Plan.
Pursuant to the Bonus Plan, during February 2023 the Company’s Compensation Committee approved the issuance of approximately 288,000 RSUs that immediately vested based on actual performance against the performance targets for 2022. The Company recognized $0.7 million and $1.7 million in stock-based compensation during the three and nine months ended September 30, 2022, respectively, of which the Company capitalized $0.1 million and $0.2 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software.
During February 2023, the Company’s Board of Directors approved annual corporate performance targets under its Bonus Plan for 2023 for its employees. If these performance targets are met during 2023, employees will be paid out under the Bonus Plan in RSUs in 2024. As a result, the Company recognized $1.7 million and $2.6 million in stock-based compensation during the three and nine months ended September 30, 2023, respectively, based on progress made towards these performance targets. During the three and nine months ended September 30, 2023, the Company capitalized $0.2 million and $0.4 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software.
Note 14. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share for periods prior to the Conversion using the two-class method required for multiple classes of common stock and participating securities. Prior to the Conversion, shares of Class A and Class B were the only outstanding equity in the Company. The rights of the holders of the Class A common stock and Class B common stock were identical, except with respect to voting and conversion. Accordingly, the Class A common stock and Class B common stock shared equally in the Company’s net losses.
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
As discussed above in Note 12, on July 6, 2023, all of the Company’s then-outstanding shares of Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following the conversion. In addition, on July 7, 2023, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. Prior to the Conversion, the rights of the holders of the Class A common stock and Class B common stock were identical, except with respect to voting, transfer and conversion. As the liquidation and dividend rights were identical, the Company’s undistributed earnings or losses were allocated on a proportionate basis among the holders of Class A and Class B common stock. As a result, the net loss per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Numerator:	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(15,744)	$(311)	$(5,865)	$(6,935)	$(34,406)	$(13,099)	(14,185)	$(22,720)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	35,953,930	711,265	14,659,262	17,335,129	25,534,082	9,721,590	12,009,620	19,235,449
Net loss per share attributable to common stockholders – basic and diluted	$(0.44)	$(0.44)	$(0.40)	$(0.40)	$(1.35)	$(1.35)	$(1.18)	$(1.18)
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

	September 30,
	2023	2022
RSUs	5,813,510	2,238,357
Stock options	10,098,490	12,982,199
Shares issuable pursuant to the ESPP	290,427	300,785
Total	16,202,427	15,521,341
Note 15. Restructuring
In January 2023, the Company initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were substantially completed by June 30, 2023, and the total cost was $3.6 million. During this period, approximately 1% and 4% of the Company’s workforce terminated employment, which were voluntary and involuntary terminations, respectively. As a result, the Company incurred employee termination expenses and other associated costs.

A summary of the restructuring charges as reported on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, of which $0.7 million were related to involuntary terminations, is as follows (in thousands):

	Severance and other Personnel Costs
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Research and development	$12	$2,311
Sales and marketing	—	1,025
General and administrative	—	280
Total	$12	$3,616

The following table is a summary of the charges in the severance and other personnel liabilities, included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, related to the workforce reduction (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	$3,616
Cash payments during the period	$(3,604)
Balance as of September 30, 2023(1)	$12
(1) The Company expects the remaining severance and termination related liabilities to be substantially paid out in cash during the fourth quarter of 2023.
Note 16. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for each of the three and nine months ended September 30, 2023 and 2022 was zero as the Company has incurred continuous operating losses. The Company recorded no income tax provision or benefit during the three and nine months ended September 30, 2023 and three months ended September 30, 2022. The Company recorded an income tax benefit of less than $0.1 million during the nine months ended September 30, 2022.

On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”) and an excise tax of 1% of stock repurchases, effective January 1, 2023. There was no impact on the Company’s provision for income taxes from the Inflation Reduction Act for the three and nine months ended September 30, 2023. The Company is continuing to evaluate the various provisions of the Inflation Reduction Act and does not anticipate the impact, if any, will be material to the Company.
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
During the third quarter of 2023, we announced pricing increases and product updates across our Computer Backup and B2 Cloud Storage products, which generally became effective October 3, 2023. These price increases are phased in over time based on the type of offering, subscription plan and renewal timing. As part of our leadership in the open cloud movement, we also announced free egress, significant performance improvements, and new functionality to increasingly support our customers’ ability to break free from limitations on their data.
Automatic Conversion of our Class B Common Stock

In July 2023, the holders of shares of our Class B common stock held a special meeting (the “Special Meeting”). At the Special Meeting, the holders of a majority of the Company’s then outstanding shares of Class B common stock approved the conversion of all outstanding shares of Class B common stock into the same number of shares of our Class A common stock effective July 6, 2023. As a result, our dual class structure was eliminated. All holders of our outstanding Class A common stock are entitled to one vote per share that they hold and no further shares of Class B common stock will be issued.

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
International Expansion

While our sales and marketing investments have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our total revenue originating outside of the United States for the nine months ended September 30, 2023. We believe international expansion may represent a meaningful opportunity to generate further demand for our solutions in international geographies. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
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

	September 30,
	2023	2022
B2 Cloud Storage
Net revenue retention rate (NRR)	120%	125%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$46.8	$35.7

Computer Backup
Net revenue retention rate (NRR)	100%	109%
Gross customer retention rate	91%	90%
Annual recurring revenue (in millions)	$54.1	$52.3

Total Company
Net revenue retention rate (NRR)	108%	115%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$100.9	$88.0

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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 120% as of September 30, 2023. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Revenue	$25,299	$22,051	$73,282	$62,229
Cost of revenue(1)	13,546	10,836	38,509	30,073
Gross profit	11,753	11,215	34,773	32,156
Operating expenses:
Research and development(1)	9,639	8,152	30,097	24,493
Sales and marketing(1)	10,736	9,727	31,170	26,125
General and administrative(1)	6,944	5,396	19,786	16,106
Total operating expenses	27,319	23,275	81,053	66,724
Loss from operations	(15,566)	(12,060)	(46,280)	(34,568)
Investment income	447	210	1,576	405
Interest expense	(936)	(950)	(2,801)	(2,811)
Loss before provision for income taxes	(16,055)	(12,800)	(47,505)	(36,974)
Income tax benefit	—	—	—	(69)
Net loss	$(16,055)	$(12,800)	$(47,505)	$(36,905)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, unaudited)
Cost of revenue	$653	$353	$1,456	$977
Research and development	2,865	1,828	6,786	5,066
Sales and marketing	2,747	1,539	6,616	3,906
General and administrative	1,693	1,110	3,812	3,062
Total stock-based compensation expense	$7,958	$4,830	$18,670	$13,011

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	54	49	53	48
Gross profit	46	51	47	52
Operating expenses:
Research and development	38	37	41	39
Sales and marketing	42	44	43	42
General and administrative	27	24	27	26
Total operating expenses	108	106	111	107
Loss from operations	(62)	(55)	(63)	(56)
Investment income	2	1	2	1
Interest expense	(4)	(4)	(4)	(5)
Loss before provision for income taxes	(63)	(58)	(65)	(59)
Income tax benefit	—	—	—	—
Net loss	(63)%	(58)%	(65)%	(59)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
B2 Cloud Storage revenue	$11,608	$8,864	$2,744	31%	$32,384	$23,678	$8,706	37%
Computer Backup revenue	13,691	13,187	504	4%	40,898	38,551	2,347	6%
Total revenue(1)	$25,299	$22,051	$3,248	15%	$73,282	$62,229	$11,053	18%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
Total revenue increased by $3.2 million, or 15%, for the three months ended September 30, 2023 compared to the same period in 2022. B2 Cloud Storage increased by $2.7 million, approximately half of which was due to increased storage for existing customers, supplemented by the addition of new customers and sales from B2 Reserve in equal amounts. The remaining increase of $0.5 million was from Computer Backup, a majority of which was due to a prior price increase that began to take effect in September 2021, and a lesser impact due to the addition of new customers and an increase in the number of licenses per existing customer.
Total revenue increased by $11.1 million, or 18%, for the nine months ended September 30, 2023 compared to the same period in 2022. B2 Cloud Storage increased by $8.7 million, approximately half of which was due to increased storage for existing customers, supplemented by the addition of new customers and sales from B2 reserve in equal amounts. The remaining increase of $2.3 million was from Computer Backup, a majority of which was due to a prior price increase that began to take effect in September 2021, and a lesser impact due to the addition of new customers and an increase in the number of licenses per existing customer.
During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective October 3, 2023. While the impact of these price increases have inherent uncertainty, we expect a favorable impact to total revenue across our products over the next 12 months, and do not expect a significant change in costs solely as a result of the increase.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$13,546	$10,836	$2,710	25%	$38,509	$30,073	$8,436	28%
Gross margin	46%	51%			47%	52%
Cost of revenue increased by $2.7 million, or 25%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.5 million related to managing and operating our co-location facilities that included new data centers and $1.2 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.
Cost of revenue increased by $8.4 million, or 28%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $4.7 million related to managing and operating our co-location facilities that included new data centers and the expansion of an existing data center and $3.7 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business.
Gross margin was 46% for the three months ended September 30, 2023 compared to 51% for the same period in 2022. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our total revenue growth as a result of opening of new data centers and purchase of additional infrastructure equipment in order to support the growth of our business.
Gross margin was 47% for the nine months ended September 30, 2023 compared to 52% for the same period in 2022. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our total revenue growth as a result of the opening and expansion of data centers and purchase of additional infrastructure equipment in order to support the growth of our business.
While the impact of the price increase we announced during the third quarter of 2023 has inherent uncertainty, we expect a favorable impact to gross margin over the next 12 months as we do not expect a significant change in costs solely as a result of the increase. Further, we plan to purchase additional infrastructure equipment of a similar magnitude over the next 12 months in order to support the growth of our business.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$9,639	$8,152	$1,487	18%	$30,097	$24,493	$5,604	23%
Sales and marketing	10,736	9,727	1,009	10%	31,170	26,125	5,045	19%
General and administrative	6,944	5,396	1,548	29%	19,786	16,106	3,680	23%
Research and Development
Research and development expense increased by $1.5 million, or 18%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.0 million related to stock-based compensation expense, and $0.4 million in personnel-related expenses as a result of increased headcount to support our storage cloud features and offerings.
Research and development expense increased by $5.6 million, or 23%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $2.3 million related to restructuring charges, $1.7 million related to stock-based compensation expense, $1.1 million in personnel-related expenses as a result of increased headcount to support our storage cloud features and offerings, and $0.6 million in overhead and general office expenses.
Sales and Marketing
Sales and marketing expense increased by $1.0 million, or 10%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase in sales and marketing expense was primarily attributable to $1.2 million related to stock-based compensation, $0.5 million in personnel-related expenses as a result of increased headcount to support our marketing activities, and partially offset by a $0.8 million decrease due to decreased advertising expenses.
Sales and marketing expense increased by $5.0 million, or 19%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in sales and marketing expense was primarily attributable to $2.7 million related to stock-based compensation, $2.6 million in personnel-related expenses as a result of increased headcount to support our marketing activities, $1.0 million related to restructuring charges, $0.5 million in fees for consultants and contractors, and $0.1 million in overhead and general office expenses, and partially offset by a $2.0 million decrease due to decreased advertising expenses.
General and Administrative
General and administrative expense increased by $1.5 million, or 29%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $0.6 million increase in stock-based compensation expenses, $0.5 million increase in indirect tax expense due to a gain recognized from an indirect tax liability release in the prior year comparable period, $0.4 million in personnel-related expenses as a result of increased headcount to support the growth of our business, $0.3 million related to professional expenses, and was partially offset by a $0.2 million decrease related to professional fees for accounting and tax services.
General and administrative expense increased by $3.7 million, or 23%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily attributable to $1.0 million in personnel-related expenses as a result of increased headcount to support the growth of our business, $0.8 million related to stock-based compensation expense, $0.6 million in overhead and general office expenses, $0.6 million related to indirect tax expense due to a gain recognized from an indirect tax liability release in the prior year comparable period, $0.3 million related to restructuring charges, and $0.3 million related to professional expenses.
Investment Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Investment income	$447	$210	$237	113%	$1,576	$405	$1,171	289%
Investment income increased by $0.2 million, or 113%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increased interest rates on our marketable securities, partially offset by maturities in our marketable securities portfolio balance.
Investment income increased by $1.2 million, or 289%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to increased interest rates on our marketable securities, partially offset by maturities in our marketable securities portfolio balance.
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	(936)	(950)	$14	(1)%	$(2,801)	$(2,811)	$10	—%

Interest expense was relatively flat for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Income Tax Benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	%Change	2023	2022	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax benefit	$—	$—	$—	—%	$—	$(69)	$69	(100)%
Our provision for income taxes was relatively flat for the three and nine months ended September 30, 2023, compared to the same periods in 2022.
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
The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Gross profit	$11,753	$11,215	$34,773	$32,156
Adjustments:
Stock-based compensation	653	353	1,456	977
Depreciation and amortization	6,336	5,131	17,891	14,178
Adjusted gross profit	$18,742	$16,699	$54,120	$47,311
Gross margin	46%	51%	47%	52%
Adjusted gross margin	74%	76%	74%	76%

Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, workforce reduction and related severance charges, and other non-recurring charges. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(16,055)	$(12,800)	$(47,505)	$(36,905)
Adjustments:
Depreciation and amortization(1)	6,473	5,357	18,337	14,790
Stock-based compensation(2)	7,958	4,830	18,545	13,011
Interest expense and investment income	489	740	1,225	2,406
Income tax benefit	—	—	—	(69)
Non-recurring professional services	282	—	282	—
Workforce reduction and related severance charges	12	—	3,616	—
Adjusted EBITDA	$(841)	$(1,873)	$(5,500)	$(6,767)
Adjusted EBITDA margin	(3%)	(8%)	(8%)	(11%)
________________
(1) Amount noted includes approximately $0.1 million in expense recognition of capitalized implementation costs related to cloud computing arrangements, which is included in prepaid expenses and other current assets on our condensed statement of cash flows for the nine months ended September 2022.
(2) During the nine months ended September 30, 2023, $125 thousand of stock-based compensation expense is classified as workforce reduction and related severance charges in the table above as it was incurred as part of our restructuring program. See Note 15 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of September 30, 2023 and December 31, 2022, our principal sources of liquidity were cash, short-term investments and restricted cash, current and restricted cash, non-current of $35.8 million and $69.7 million, respectively. In general, the Company’s restricted cash may only be used to pay down its credit facility.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our credit facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We plan to enter into finance lease agreements for purchase of infrastructure equipment and may also be required or choose to seek additional equity or debt financing in addition to our existing credit facility. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
In October 2021, we entered into a revolving credit agreement (as amended to date, the “RCA”) with City National Bank (the “Lender”). Under the RCA, as amended in April 2022, among other things, (i) amounts available to be borrowed are $30.0 million and (ii) advances on the line of credit will bear interest at a variable rate equal to, at our discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.0%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. The RCA matures in September 2024. Currently, the RCA does not have financial covenants and it requires us to hold collateral in the form of a lien prior to any advance. We may plan to refinance this credit facility and may not be able to do so on terms acceptable to us or at all. Any such impact could have a material adverse effect upon our liquidity and business. Due to the banking failures starting in March of 2023, we have seen an adverse change for securing acceptable terms due to heightened uncertainty and risk aversion in the financial sector.
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
As of September 30, 2023, the outstanding balance under the RCA was $6.1 million, and the amount available to us for borrowing was $23.9 million. The outstanding balance is collateralized by an equal amount of cash held, which we are obligated to hold as restricted cash. For further details, see Note 11 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of September 30, 2023, our future minimum commitments for these finance leases and lease financing obligations including interest were approximately $6.4 million for the remainder of 2023, and $19.1 million for the year ending December 31, 2024. The weighted average discount rate for finance leases was 10.8% as of September 30, 2023. As of September 30, 2023, our future minimum commitments for operating leases, which include both lease and non-lease components, were approximately $1.9 million for the remainder of 2023 and $6.7 million for the year ending December 31, 2024. For further information and our future minimum commitments on our finance leases and operating leases, see Note 10 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of September 30, 2023, we had non-cancelable purchase commitments of $2.5 million and $0.7 million payable during the remainder of the year ending December 31, 2023 and the year ending December 31, 2024, respectively.
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands, unaudited)
Net cash used in operating activities	$(10,598)	$(10,642)
Net cash provided by (used in) investing activities	22,080	(61,965)
Net cash used in financing activities	(7,553)	(4,879)

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
For the nine months ended September 30, 2023, cash used in operating activities was $10.6 million, which resulted from a net loss of $47.5 million, adjusted for non-cash charges of $38.7 million and net cash outflow of $1.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.3 million for depreciation and amortization expense and $18.7 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $2.0 million decrease of operating lease liabilities, a $1.1 million increase in accounts receivable, a $0.6 million decrease in accounts payable and a $0.4 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses, offset in part by a $1.7 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers and a $0.9 million decrease in prepaid and other current assets. Cash used in operations was relatively flat for the nine months ended September 30, 2023, as compared to the same period in 2022 as our increase in net loss was comprised of non-cash charges of stock-based compensation expense and depreciation and amortization expense, partially offset by an increase in deferred revenue.
For the nine months ended September 30, 2022, cash used in operating activities was $10.6 million, which resulted from a net loss of $36.9 million, adjusted for non-cash charges of $29.2 million and net cash outflow of $2.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.7 million for depreciation and amortization expense and $13.0 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $1.9 million decrease of operating lease liabilities, $0.9 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our ESPP withholdings and due to timing of payment of our expenses, and $0.2 million increase of prepaid and other current assets, offset in part by a $0.6 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers.
Investing Activities
Cash provided by investing activities during the nine months ended September 30, 2023 was $22.1 million, resulting primarily from the $57.4 million maturity of our short-term investments and $0.3 million from the disposition of certain hard drives, offset in part by the purchase of short-term maturity investments of $19.5 million, $11.1 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and capital expenditures of $5.1 million in support of infrastructure deployments to support our growing business.
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
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was $7.6 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $14.9 million related to hard drives and other infrastructure equipment used in our co-location facilities, $2.5 million of repayment of principal on our line of credit and $1.5 million related to repayment of principal on financed insurance premiums, offset in part by $4.3 million in proceeds from our credit facility, $3.4 million in proceeds from the exercise of employee stock options, $2.5 million from our lease financing transaction and $1.2 million in proceeds from our ESPP.
Cash used in financing activities for the nine months ended September 30, 2022 was $4.9 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of

$11.6 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.7 million related to payments made for offering costs that are deferred, offset in part by $3.4 million in proceeds from the exercise of employee stock options, $2.5 million in proceeds from our credit facility, and $1.5 million in proceeds from our ESPP.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our credit facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of September 30, 2023, we had cash and cash equivalents and short-term investments balances of $9.0 million and $20.7 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
The three outstanding material weaknesses identified in our internal control over financial reporting related to (i) a lack of sufficient and timely review of significant accounting transactions and reconciliations, (ii) inadequate ability to timely identify errors related to the recording of certain equity transactions, and (iii) the design and operating effectiveness of controls over our going concern assessment, which was identified during the quarter ended September 30, 2023.
Remediation Plans
We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses. We have designed and implemented controls to address certain material weaknesses and are testing our controls through our monitoring programs. The material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

These specific efforts include: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) enhancing the precision of control around balance sheets reconciliation review controls, including the review of underlying source data and procedures to strengthen the retention of contemporaneous documentation of control reviews; (3) implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, a Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and / or a Certified Public Accountant certification; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions, in addition to implementation of sufficient and timely review of significant accounting transactions and reconciliations. We intend to continue to take steps to remediate the material weaknesses described above, design and implement additional controls, and further evolve our accounting processes. We believe the actions described above, which we began implementing in the first quarter of fiscal year 2023, once fully implemented and tested, will be sufficient to remediate the identified material weaknesses and strengthen our internal controls.

For the following material weaknesses in particular, we are documenting specific remediation steps and will continue to work toward demonstrating operating effectiveness for a sufficient period of time. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect all three of our outstanding material weaknesses to be fully remediated:

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

ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instruments; and

iii.our controls were not adequately designed and operating effectively to allow sufficient and timely review of our going concern assessment. Within the going concern assessment, this resulted in incorrect assumptions used in the forecasted cash flows and computational errors.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $47.5 million and $36.9 million for the nine months ended September 30, 2023 and 2022, respectively. Over our 15 years of operations, we had an accumulated deficit of $135.2 million as of September 30, 2023. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger marketing budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements. Competition may intensify in the future and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. We also recently announced price increases to our Computer Backup and B2 Cloud Storage offerings, which could cause us to lose existing customers who do not wish to renew their subscriptions at the higher prices, reduce the number of new customers that buy our products, or decrease the amount of data that customers store with us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, extreme weather, earthquakes, floods, fires, war or other military conflict, including the conflicts between Russia-Ukraine and Israel-Hamas, which may further escalate and could directly or indirectly involve other countries, including the United States, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to our normal operations, but future bankruptcies or similar events affecting our third-party hosted data center providers could result in disruptions to our Company, access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions will have some impact on our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. Our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
The promotion of our brand may require us to make substantial expenditures, particularly as our markets become more competitive and we expand into new markets or offer new products or services, or additional features. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, we could fail to attract potential new customers or retain our existing customers, or our blog and thought leadership in our industry may decline in popularity, all of which could materially and adversely affect our business.
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
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract a large number of customers on a cost-effective basis. Our recent price increase for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. If we are unable to maintain effective advertising and marketing programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
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
In addition, because we offer our Computer Backup cloud service at a fixed price, the amount of data our customers back up affects our costs and gross margins. Subject to certain limitations, we also offer free egress for our B2 Cloud Storage customers. To the extent current or future customers back up unusually large amounts of data, use an excessive amount of egress or growth in the amount of data backed up per customer outpaces decreases in storage costs, our costs, gross margins and infrastructure could be adversely affected.
If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We also have limited internal resources and thus need to selectively prioritize features and other development and infrastructure projects, and de-prioritize other such projects. Although we seek to prioritize the most important projects and de-prioritize projects of lesser importance based on the information available to us at any given time, there is no guarantee that our prioritization efforts will achieve the desired market adoption or infrastructure improvements and we may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. In addition, any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, future enhancements, features or offerings may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
Material defects or errors in our software or hardware failures could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.
The software underlying our cloud services is inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our cloud services, and new defects or errors in our existing solutions may be detected in the future by us, our customers or partners, or other third parties. The costs incurred in correcting such defects or errors may be substantial and could negatively impact our business. Backblaze employees could also introduce defects or errors through incompetence, malfeasance, or a mistake that would lead to data loss. For example, to the extent that the encryption keys for encrypted customer data stored by Backblaze were to be deleted or corrupted, the data could become unrecoverable. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our cloud services. Hardware is susceptible to failures over time and may require increased maintenance effort and costs. Any defects in, or unavailability of, our software or hardware failures that cause interruptions to the availability of our cloud services or that otherwise impact our business could, among other things:
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 270 employees as of December 31, 2021 and to 393 employees as of December 31, 2022. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customers and customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In fact, we recently initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were substantially completed during the first nine months of 2023. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. Our recent price increase for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through additional paid products, such as Extended Version History and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.
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
•the length of the sales cycle;
•outbreaks of war or other hostilities, such as the Russia-Ukraine and Israel-Hamas hostilities;
•inflation in the United States, which has recently hit a four decade high, and other regions;
•the impact of COVID-19 or other pandemics on our business or that of our customers and partners;
•the timing of expenses and receipt of perceived benefits related to any acquisitions;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, while it is subject to change, we are currently waiving charges for our services for customers based in Ukraine. We are also unable to receive payments from customers in certain regions that are subject to banking or other credit card payment restrictions, including Russia and Belarus. Although we do not have a significant amount of customers located in these regions, such actions will have some impact on our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations. The hostilities in various places around the world could also escalate further and directly or indirectly involve other countries, including the United States, which could cause a greater impact on us and our customers, partners and supplies.

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
In the nine months ended September 30, 2023, we derived approximately 28% of our revenue from customers outside of the United States. We may also expand our international operations, which may include hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, COVID-19, inflation, uncertainty relating to the hostilities with Russia-Ukraine and Israel-Hamas, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Inflation has increased significantly over levels from the last few years in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit agreement with City National Bank. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use City National Bank, a subsidiary of RBC, for our banking needs. While we and our bank have not been directly affected by the recent failures of certain banks, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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
We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. Various events, including a pandemic or fluctuating demands in the cryptocurrency mining markets have impacted, and could impact in the future, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, for a limited period of time starting in April 2020, we acquired additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry also experienced a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the Russia-Ukraine and Israel-Hamas hostilities, or tensions between Taiwan and China, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, including the United States, that could disrupt the global supply chain and result in the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions or other restructuring events. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. It is unclear what, if any, changes may occur as a result of the Toshiba buyout and Western Digital spin-out. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our ordinary shares less attractive to investors.

As of June 30, 2023, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports.

We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our ordinary shares held by non-affiliates, or our public float, is less than $250.0 million; or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.

If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our Class A common stock less attractive, which may result in a less active trading market for our Class A common stock and greater stock price volatility. For example, for so long as we are a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
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
Our management determined that as of December 31, 2022 we did not maintain effective internal controls over financial reporting, and as of September 30, 2023, we had three outstanding material weaknesses, specifically related to control activities, as follows:

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
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards and preferred stock transactions, resulting in misstatements relating to completeness and accuracy of stock-based compensation and classification of equity instrument; and
iii.our controls were not adequately designed and operating effectively to allow sufficient and timely review of our going concern assessment. Within the going concern assessment, this resulted in incorrect assumptions used in the forecasted cash flows and computational errors.

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
As of December 31, 2022 we had net operating loss carryforwards for U.S. federal income tax purposes of $63.4 million available to offset future U.S. federal taxable income. Also, as of December 31, 2022, we had net operating loss carryforwards for state income tax purposes of $33.5 million available to offset future state taxable income. If not utilized, both the federal and state tax credit carryforwards will begin to expire in 2027.
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
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q or in our most recent Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining (i) whether projects will result in new or additional functionality, (ii) the start and end date of the application development phase of projects, and (iii) their useful life, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, expected lease term, lease and non-lease component allocation, valuation of our Employee Stock Purchase Plan (“ESPP”) expense, and accounting for taxes, including estimates for deferred tax assets, valuation allowance and uncertain tax positions. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

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
With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. The use of generative artificial intelligence tools could also expose us to inadvertently disclosing trade secrets or other confidential information or inadvertently cause us to violate third party intellectual property rights. We seek to protect these trade secrets and other proprietary technology, in part, by internal controls and policies as well as entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into or our other internal controls and policies will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, and these and other actions that we take may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these actions do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.
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
Date: November 14, 2023

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)