Form 10-K
period 2023-12-31
Backblaze, Inc.
filed 2024-04-01
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                     Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $4.33 for a share of the registrant’s Class A common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second quarter), as reported by the Nasdaq Global Market, was approximately $98.2 million. Shares of Class A common stock held by each executive officer, director, and holder of 5% or more of the Class A outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 29, 2024, 41.2 million shares of the registrant’s Class A common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

Part I
Item 1. Business
We are a leading specialized storage cloud platform, providing cloud services to store, use, and protect data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy to use, cost-effective cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract more than 500,000 customers as of December 31, 2023, and our sales and channel efforts have supported us acquiring larger customers. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our over 3 billion gigabytes, of data storage under management.
At its founding, Backblaze set out to dramatically simplify the process of storing, using, and protecting data. Over the following years we focused relentlessly on cutting away the complexity common among traditional cloud vendors’ services and legacy on-premises system vendors. Today, we believe our solutions are differentiated by their ease of use and affordability. We believe that focusing on storage use cases and promoting an open cloud ecosystem helps position us to integrate well with a broad range of partners. From our straightforward pricing model, to our transparent communication with customers, to the popular and insightful content on our blog—we believe we have established ourselves as an open and trusted provider and partner.
The Backblaze Storage Cloud organizes, safeguards, and keeps over 850 billion files available on demand and is designed to handle much more in the future. Through our purpose-built software that manages our global physical infrastructure, we provide a platform that we believe is durable, scalable, performant, and secure. Our two cloud services that we offer on our Storage Cloud are:
•Backblaze B2 Cloud Storage: Enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed on a pay-as-you-go basis, or can be paid for on a capacity basis for greater predictability, which we refer to as our B2 Reserve offering. This Infrastructure-as-a-Service (IaaS) enables use cases including backups, multi-cloud, application storage, ransomware protection, and storage for AI/ML workflows.
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
Our go-to-market model is a layered approach that includes our self-service motion and our sales driven motion that focuses on larger customers. The sales driven motion includes our direct sales team that contracts directly with customers and our channel sales team that contracts sales through our channel partners. More recently, we also added our Powered By Backblaze program that enables third parties to integrate Backblaze and thus offer cloud storage as part of their product offering.
Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog—in 2023 alone, millions of readers consumed content that we shared there. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with approximately 76% of our total revenue in 2023 coming from self-serve customers. Our technology, channel and managed service provider (MSP) partners help expand use cases and sales channels and attract customers, thereby increasing usage of our Storage Cloud. Our sales driven selling motion focuses on selling our cloud services to larger customers and opportunities to increase revenue with existing customers. Customers acquired by our sales motion frequently have a significantly larger average revenue per customer than our self-serve customers.

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
Our B2 Cloud Storage revenue grew by 40% during the year ended December 31, 2023 and our Computer Backup cloud service revenue grew by 7% during the year ended December 31, 2023.
Our ecosystem of partners—including technology partners, channel partners, and MSPs—helps us expand our platform in existing and new markets.
•Technology Partners. Our platform, alongside the platforms of our technology partners, enables software developers to efficiently build their applications and provides a cloud storage destination for partners whose products require storage to serve their customers. Partners providing software, hardware, and SaaS services to perform backups, synchronize data, manage media, and address other use cases either select our Storage Cloud for the underlying data storage, or offer it as a choice to their customers.
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
We have programs to support these partners, and our newly launched Powered By Backblaze program supports Technology Partners, MSPs, and others by enabling them to more easily integrate our cloud storage and offer it directly to their customers. This expands both their opportunity and ours.
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
Our Platform and Cloud Services
Our Platform: Backblaze Storage Cloud
The Backblaze Storage Cloud provides the core platform for our cloud services and is designed to be durable, available, scalable, secure, performant and predictive. This storage cloud organizes, safeguards, and keeps over 850 billion files available on demand and is designed to handle many more in the future. The key enabler of the Backblaze Storage Cloud is the software that runs it, which contains millions of lines of code that our software engineering team has written and continually improved since our Company’s founding. The ability to manage an ever-larger amount of data across ever-larger hard drives while maintaining data availability and durability continues to be highly complex. This web-scale software layer receives, stores, and delivers data for customers across the globe. Our code achieves this for billions of files under management by intelligently allocating storage locations in line with capacity and demand. Continued investment in developing data compaction, compression, and other software innovation further improves our ability to efficiently leverage hardware. Alongside these core processes, our software layer also manages load balancing, caching, deletion, billing, as well as numerous other essential functions for hundreds of thousands of customers. Generally weekly code updates regularly enhance these functions.
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
Our software manages our global physical infrastructure of more than 300,000 hard drives and one terabit per second (one million megabits per second) of network capacity across multiple data centers. Our systems also manage the automation, monitoring, and security of this infrastructure.
As our customers’ data grows, and our total revenue with it, we seek to continuously and smoothly deploy additional infrastructure and utilize finance leases to match the capital outlays with additional incoming revenue. A significant amount of our employees are either software engineers that develop and improve the software that runs our Storage Cloud or Cloud Operations employees that specialize in network operations, site reliability engineering, technical operations, and supply chain, which operate our software and systems to deliver our infrastructure as a service and our cloud services.
Our Cloud Service Offerings
Backblaze B2 Cloud Storage. B2 Cloud Storage provides customers direct access to our Storage Cloud to store, use and protect data. Users can access the platform through industry standard and native application programming interfaces (APIs), software development kits (SDKs), our web interface, or hundreds of third-party integrations. The wide range of options for accessing B2 Cloud Storage allows anyone to use it, including developers and partners who can integrate storage capabilities into their technology stack or build their own solutions on top of our platform. Customers also strategically tier backups of their core data systems to our cloud, including on-premises and virtual machine servers and other high-capacity storage devices. More recently, businesses are incorporating B2 Cloud Storage into artificial intelligence (AI) and machine learning (ML) workflows ranging from storing large media libraries for later analysis and categorization to housing the large quantities of data that AI models generate. Customers leverage B2 Cloud Storage for a wide range of other use cases as well, including public, hybrid and multi-cloud data storage; application development and DevOps; content delivery and edge computing; security and ransomware protection; media management; backup, archive and tape replacement; and Internet of Things (e.g., storing data for surveillance systems, autonomous vehicles, and smart devices).
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
Customers
Our customers consist of a wide range of organizations and businesses—particularly mid-market organizations—and consumers. As of December 31, 2023, we had over 500,000 customers in over 175 countries, including approximately 432,000 customers using our Computer Backup cloud services solution and approximately 98,000 customers using our B2 Cloud Storage solution (approximately 17,000 customers use both our B2 Cloud Storage and Computer Backup solutions). Our customers span a range of industries, including a broad range of businesses, MSPs, developers, media teams, AI innovators, creative agencies, academic institutions, government agencies, research institutes, gaming companies, and individuals. Our customer base is highly diversified, with no single customer accounting for more than 1% of our total revenue in 2023 or 2022.
Sales and Marketing

We have a layered go-to-market model that includes our self-service motion and our sales driven motion that focuses on larger customers. The sales driven motion includes our direct sales team that contracts directly with customers and our channel sales team that contracts directly with customers and our channel sales team that contracts sales through our channel partners. More recently, we also added our Powered By Backblaze program that enables third party platform providers to purchase Backblaze to then sell it to their customers as a part of their product offering.

Prospective customers find us through a number of sources including our website, partners, and brand advocates. We regularly optimize our website, and in 2023 we modernized our website to improve the user experience and increase traffic through search engine optimization to accelerate lead generation. We have fostered community engagement through the content shared on our blog, which is read by millions of people. In addition to generating customers, our content generation efforts have contributed to building a community of thousands of partners. Our technology, channel, and MSP partners expand use cases and attract customers, thereby increasing the usage of our platform.
Our marketing efforts focus on establishing our brand, generating awareness, creating leads, and cultivating the Backblaze community. The marketing team consists primarily of product marketing, corporate communications and publishing, social media, growth marketing, and website teams. We leverage both online and offline marketing channels such as blogs, events and trade shows, seminars and webinars, whitepapers, case studies, search engines, advertising and email marketing.
We complement our self-serve customer acquisition model with a growing sales team that is focused on larger customers. Among other things, our sales and marketing teams focus on inbound inquiries, outbound prospecting targeting specific use cases, and growing the adoption of our offerings in existing customers. We have invested, and expect to continue to invest, in our sales and marketing capabilities to capitalize on our large market opportunity. We have also established a Developer Evangelism function to support our focus on supporting developers and applications storage use cases, and scaled up our partnerships team to grow our technology and channel partnership opportunity.
Research and Development
We invest substantial resources in research and development. We have an internal technology roadmap to introduce new features and functionality to our platform. Those investments have continued to result in innovations to the platform such as shard stash which improves small file uploads up to 30% faster than competitors and product enhancements such as Powered By Backblaze which enables customers to sell B2 Cloud Storage on their platform. Development of software based solutions such as Computer Backup Enterprise Control provides up-selling opportunities that help customers while improving our gross margin profile. Substantially all of our engineering organization is focused on software development.
We generally have a continuous product release cycle and we typically release updates on a weekly basis. We establish priorities for our organization by collaborating closely with our customers, community, and employees.
Competition
Our current primary competitors generally fall into the following categories: traditional public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure; certain smaller and private cloud storage competitors; and legacy on-premises storage vendors such as Dell EMC.
We compete primarily based on the ease of use of our product and lower pricing, along with our support for an open cloud ecosystem. Our innovation increasingly plays a role in how we attract and win customers, including work on key platform features; interoperability; capabilities for configurability and APIs; and, availability, durability, scalability, and performance. We are also differentiated by brand awareness and reputation; transparency of our pricing with customers; customer support; independence; security; and our partner ecosystem.

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
Employees and Human Capital
We believe we have an aligned and engaged workforce with relatively limited employee turnover. As of December 31, 2023, we had 381 full-time employees.

A significant amount of our employees are based out of our San Mateo, California headquarters. However, since March 2020 and throughout the COVID pandemic, employees generally worked remotely. Our offices reopened in 2022 after the pandemic, and most employees located in proximity to our headquarters office location utilize a hybrid approach which includes a mixture of working in the office and working remotely from home.

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

No employees are represented by a labor union with respect to his or her employment by us. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We also note strong survey ratings about our company, as evidenced by our Glassdoor 4.4/5.0 rating, 92% approval of our CEO, 88% “Recommend to a Friend” rating as of March 8, 2023, and inclusion on the “Great Place to Work” nationally recognized list.
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
Corporate Information
We were incorporated in Delaware in 2007 under the name Backblaze, Inc. We completed our initial public offering in November 2021 and our common stock is listed on The Nasdaq Stock Market LLC under the symbol “BLZE.” Our principal executive offices are located at 201 Baldwin Ave., San Mateo, CA 94401 and our telephone number is (650) 352-3738. Our website address is www.backblaze.com.

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
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes, included elsewhere in this Annual Report on Form 10-K. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A Common Stock.
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
We incurred net losses of $59.7 million and $51.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $147.5 million. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger marketing budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. In the third quarter of 2023, we also announced price increases to our Computer Backup and B2 Cloud Storage offerings, which took effect in the fourth quarter of 2023. While there was some incremental decline in the rate at which customers increase storage with us during the fourth quarter of 2023, we did not experience any material impact on customer retention as of December 31, 2023. However, we may have not yet realized the full impact of the price increases, which could cause us to lose existing customers who do not wish to renew their subscriptions at the higher prices, reduce the number of new customers that buy our products, or decrease the amount of data that customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, extreme weather, earthquakes, floods, fires, war or other military conflict, including the conflicts between Russia-Ukraine and Israel-Hamas, which may further escalate and could directly or indirectly involve other countries, including the United States, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to our normal operations, but future bankruptcies or similar events affecting our third-party hosted data center providers could result in disruptions to our Company, access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions have had some immaterial impact on our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
The promotion of our brand may require us to make substantial expenditures, particularly if our markets become more competitive and we expand into new markets or offer new products or services, or additional features. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, we could fail to attract potential new customers or retain our existing customers, or our blog and thought leadership in our industry may decline in popularity, all of which could materially and adversely affect our business.
If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.

Our customers rely on our solutions to store their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (DDoS) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, resulting in the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could permit attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. In addition, we regularly encounter attempts to create false or undesirable user accounts, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, the use of generative artificial intelligence, or other societal or political developments resulting in periods of increased political tensions and military conflicts, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. For example, in late March 2021, it was discovered that a Backblaze marketing campaign leveraging the Facebook ad network, which had been launched two weeks earlier, had been incorrectly configured to run on all Backblaze platform pages instead of only the Backblaze marketing pages as intended. Once we became aware of the issue, it was promptly resolved. Although we believe that less than 2% of Backblaze customers may have been affected, and no actual customer files, file contents, or user account information were shared at any time, certain file metadata may have been inadvertently shared with Facebook. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract a large number of customers on a cost-effective basis. While there was no material impact on customer retention as of December 31, 2023, our recent price increase for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur advertising and marketing expenses significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or brand awareness as a result of such expenditures. If we are unable to maintain effective advertising and marketing programs, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!. In 2023 we modernized our website to help improve the user experience and increase traffic through search engine optimization to accelerate lead generation, although such efforts may not be as successful as anticipated to increase web traffic and improve the user experience. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in promoted search result costs could adversely affect our customer acquisition efforts and our operating results. In addition, we also rely on our blog and word of mouth to drive additional customers. To the extent our blog does not continue to attract readers or if our reputation is harmed, these additional means of attracting customers may no longer provide significant numbers of customers in the future.
In addition, because we offer our Computer Backup cloud service at a fixed price, the amount of data our customers back up affects our costs and gross margins. Subject to certain limitations, we also offer free egress for our B2 Cloud Storage customers. To the extent current or future customers back up unusually large amounts of data, use an excessive amount of egress or growth in the amount of data backed up per customer outpaces decreases in storage costs, our costs and gross margins and infrastructure could be adversely affected.

If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We also have limited internal resources and thus need to selectively prioritize features and other development and infrastructure projects, and de-prioritize other such projects. Although we seek to prioritize the projects that we believe are the most important and de-prioritize projects of lesser importance based on the information available to us at any given time, there is no guarantee that our prioritization efforts will achieve the desired market adoption or infrastructure improvements and we may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. In addition, any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, future enhancements, features or offerings may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 381 employees as of December 31, 2023. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customers and customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In 2023, we initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were completed during the first nine months of 2023. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls. If we fail to manage our growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data centers.

We must continue to effectively manage our data center capacity, servers and equipment, and locations. The costs of building out and maintaining our data centers, including the purchase and leasing of equipment, constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors, it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data centers, servers and other equipment that are more expensive than they otherwise would be. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center sites are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased and our operating margins could be materially reduced.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. Our recent price increase for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through additional paid products, such as Enterprise Control and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.

To the extent we target different types of customers, we may face increased demands and challenges that adversely impact our business and operations.

Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. Moreover, we cannot assure you that any such efforts will be successful or justify the additional investments in a timely manner, or at all.
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
•the impact of pandemics on our business or that of our customers and partners;
•the timing of expenses and receipt of perceived benefits related to any acquisitions;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
For example, in addition to the risks from sanctions and other restrictions discussed elsewhere in these Risk Factors in connection with the Russian attack on Ukraine that began in February 2022, in order to help the people of Ukraine facing a humanitarian crisis, while it is subject to change, we are currently waiving charges for our services for customers based in Ukraine. We are also unable to receive payments from customers in certain regions that are subject to banking or other credit card payment restrictions, including Russia and Belarus. Although we do not have a significant amount of customers located in these regions, such actions will have some impact on our business. The Russian-Ukraine conflict has also caused oil prices to rise and increased the risk of disruption to the supply chain for oil, and the Israel-Hamas conflict may cause similar effects, particularly if those tensions escalate into a wider Middle East conflict, which could result in higher energy costs for our business and data centers, which could negatively impact our results of operations. The hostilities in various places around the world could also escalate further and directly or indirectly involve other countries, including the United States, which could cause a greater impact on us and our customers, partners and supplies.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, in 2024 we implemented a new commission structure for our sales team. If our new sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
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
In 2023, we derived approximately 28% of our revenue from customers outside of the United States. We may also expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data centers, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
•increased tax complexity, including being subject to regular review and audit by both United States federal and state and foreign tax authorities;

•taxing authorities of the United States or foreign jurisdictions in which we operate may challenge our methodologies for valuing intercompany arrangements;
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
These privacy and data protection laws are subject to rapid change and differing interpretations, may require limited timeframes to implement changes, and can be inconsistent among regulatory frameworks or conflict with other rules or our business practices. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. Our efforts to comply with the complex matrix of data privacy laws around the world subjects us to increasing costs to review and comply with such laws, including updating our policies, procedures, and business practices to address such evolving privacy laws. We also make public statements and commitments regarding our use and disclosure of personal information through our privacy policy, information provided on our website, and data processing agreements with customers and other third parties. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are often uncertain and in flux, and sometimes contradictory, it is possible that the scope and requirements of these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with rapidly evolving data protection laws and obligations may be unsuccessful. For example, we previously relied on the EU-US Privacy Shield framework, which was invalidated by a European court in July 2020. As a result of such a decision, we have had to take additional steps to comply with applicable EU data protection requirements, including implementation of standard contractual clauses.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine and Israel-Hamas, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Inflation has increased significantly over levels from the last few years in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit agreement with City National Bank. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use City National Bank, a subsidiary of RBC, for our banking needs. While we and our bank have not been directly affected by the failures of certain banks, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Without additional access to this kind of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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

We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. To support our anticipated growth and as we develop and implement new product features we may require more computing infrastructure, which may include the opening and expansion of data centers. The risks we face in connection with the opening and expansion of data centers include:

•we may not be able to find suitable third-party data center locations with sufficient power, or bandwidth, or such data center locations may not be available on commercially reasonable terms;

•we will be required to commit substantial operational and financial resources to open new data centers, and we may not have sufficient customer demand in those markets to support the new data centers;

•unanticipated delays in the completion of such projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of quality of our service;

•issues that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, could disrupt the delivery of our cloud services to customers or increase our costs; and

•unanticipated technological changes could affect customer requirements for data centers, and we may not have built such requirements into our new data centers.

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. For example, the 2011 Thailand floods decreased hard drive supply globally due to related manufacturing stoppages. A similar decrease in hard drive availability could negatively impact our operations. Various events, including a pandemic or fluctuating demands in the cryptocurrency mining markets have impacted, and could impact in the future, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, for a limited period of time starting in April 2020, we acquired additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry also experienced a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the Russia-Ukraine and Israel-Hamas hostilities, or tensions between Taiwan and China, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, including the United States, that could disrupt the global supply chain and result in the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions or other restructuring events. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. Although the Toshiba buyout and Western Digital spin-out have not resulted in any material impact to our business to date, such industry consolidations, acquisitions or other restructuring events of third party vendors or partners may increase the likelihood of changes at such vendors and partners that could adversely affect our business. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. For example, a third party vendor that operated one of our multiple data center locations filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
As of December 31, 2023, we had three unremediated material weaknesses, specifically related to control activities, as follows:
i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, account reconciliations and presentation of the statement of cash flows;
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards, resulting in misstatements relating to completeness and accuracy of stock-based compensation; and
iii.our controls were not adequately designed and operating effectively to allow sufficient and timely review of the key assumptions and mathematical accuracy of our going concern assessment.

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
As of December 31, 2023 we had net operating loss carryforwards for U.S. federal income tax purposes of $91.4 million available to offset future U.S. federal taxable income. Also, as of December 31, 2023, we had net operating loss carryforwards for state income tax purposes of $66.0 million available to offset future state taxable income. If not utilized, the federal and state tax credit carryforwards will begin to expire in 2027.
Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” our ability to use pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset post-change income may be limited. Similar rules may apply under state tax laws. We have performed a Section 382 analysis through December 31, 2022. At this time, we have not finalized a study through December 31, 2023 to assess whether such an ownership change has occurred, or whether there have been multiple ownership changes since our formation. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.

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
The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality and those related to the valuation of our Employee Stock Purchase Plan (“ESPP”) expense. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

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
•a return of pandemic conditions; and
•general economic conditions and slow or negative growth of our markets.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity attacks impact businesses and organizations of all sizes and sectors on a global basis. At Backblaze, we recognize the importance of developing, implementing and maintaining a cybersecurity risk management program. Our customers rely on our solutions to store, use and protect their files, which may include confidential or personally identifiable information, critical business information, photographs, and other meaningful content. A successful cybersecurity attack could adversely affect the confidentiality, integrity, and availability of our information systems or any data residing therein. We dedicate significant effort and resources to protect our systems and data, as well as the data of our customers from cybersecurity threats. We are dependent on internal and external information technology systems and infrastructure to securely process, transmit, and store critical information. Our Audit Committee is responsible for overseeing our cybersecurity, which represents an important component of the company’s enterprise risk management (“ERM”). We seek to reduce cybersecurity risks through a variety of cybersecurity risk management activities that are designed to identify, assess, manage and mitigate cybersecurity threats.

Risk Management Strategy

The company’s cybersecurity risk management program is focused on the following key areas:

•Governance: As more fully described in the section titled “Governance” below, the cybersecurity risk management program is led by our Chief Information Security Officer (“CISO”), with oversight from the Audit Committee of our Board of Directors and input from the Risk Management Advisory Committee (the “Risk Management Committee”). Our Risk Management Committee consists of our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Compliance Officer, CISO, other members of management, and other employees from selected key functions of the company.

•Approach: We use a cross-functional approach to identifying, preventing, assessing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents as required in a timely manner. Our cybersecurity efforts include the use of risk-based administrative, technical, and physical controls. Backblaze has implemented an extensive set of policies, procedures, systems and tools designed to help safeguard our systems and data, including firewalls, endpoint protection, detection and response solutions, intrusion detection systems, access controls including multi-factor authentication, vulnerability scanning, software static analysis, dynamic analysis and software composition analysis tools, third party independent penetration testing, independent third-party control audits, a public bug bounty program, and other systems and processes.

•Incident Response Planning: We maintain an incident response plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans are tested and evaluated on a regular basis.

•Third-Party Risk Management: Our business relies on various services from third party service providers that could adversely impact the security of our systems and business. We have implemented processes designed to identify and assess cybersecurity risks associated with our use of third-party service providers. We generally conduct a security risk assessment based on the potential for harm prior to onboarding of any such new services and include security and privacy addenda to our contracts where applicable.

•Education and Awareness: We have established a security and privacy awareness program that runs throughout the year and includes training for all company personnel to enhance employee awareness of how to detect and respond to cybersecurity threats as well as more targeted training for company personnel that have increased responsibility for mitigating certain potential cybersecurity risks.

We regularly review and update our policies, procedures, processes and practices to address changes in the threat landscape and as a result of lessons learned from suspected, actual or simulated incidents. We also conduct tabletop exercises, and engage third party services to conduct evaluations of our security controls through penetration testing and independent audits. We also review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing both the design and operational effectiveness of security controls. The state of the cybersecurity program is also reported by the CISO to the Audit Committee.

Governance

Our Board of Directors, in coordination with its committees, with input from the Risk Management Committee, oversees our enterprise risk management process, including the risks arising from cybersecurity threats. Our incident response policies and procedures provide for prompt notice to key members of our management team and other company personnel of any incidents that could negatively impact the company’s systems or data. Our cybersecurity risk management program is managed by our CISO, whose security team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CISO also regularly provides updates to the Audit Committee on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations.

The Audit Committee also receives information regarding cybersecurity incidents, including prompt updates for any cybersecurity incidents that may be deemed material events impacting us and which might require public disclosure. Our CISO and other key personnel also frequently engage with key vendors, industry groups, and law enforcement communities as part of our continuing efforts to improve our cybersecurity program.

Experience

Our CISO has 30 years of experience working in cybersecurity, IT, governance, risk management, regulatory compliance, and data protection and privacy program design and implementation. He previously served as the Chief Information Security Officer at multiple federal healthcare contractor organizations, and also served as the Director of IT Security at a publicly traded international satellite radio company. He is an IAPP Fellow of Information Privacy and holds over 35 security, privacy, and risk management certifications.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. For example, as we previously disclosed, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could enable attackers to take control of vulnerable servers. Although we did not identify any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security updates. To date and except as otherwise may be noted in this Annual Report on Form 10-K, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attached, our reputation and business may be harmed” in Part I, Item 1A, and other risk factors in this 10-K.
Item 2. Properties
Our corporate headquarters is located in San Mateo, California and consists of approximately 24,000 square feet of space under a lease agreement which expires in 2029. We also lease space in multiple data centers located domestically in California, Arizona and Virginia, and one data center located internationally in Amsterdam, in the Netherlands. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base, our Backblaze Storage Cloud platform and expand geographically, and may also elect to consolidate the locations of the data centers we use as well as other operation centers from time to time to address our needs.
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
Holders of Record
As of February 29, 2024, there were 20 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our credit facility. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current credit facility and any future debt agreements, and other factors that our Board of Directors may deem relevant.
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part I, Item 1A,“Risk Factors”, for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by substantially reducing the complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract more than 500,000 customers as of December 31, 2023. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our over three billion gigabytes of data storage under management.
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
We believe that focusing on storage use cases and promoting an open cloud ecosystem allows us to integrate well with a broad range of partners. We have consistently invested in our technology platform and highly efficient content-driven and self-serve, sales, and channel go-to-market strategy, allowing us to achieve customer, community, and product milestones.
Price Increases and Product Updates
During the third quarter of 2023, we announced pricing increases and product updates across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. Effective October 3, 2023, we increased the monthly B2 pay-as-you-go storage rate from $5 to $6 per terabyte; the price of our B2 Reserve offering and other committed contracts did not change. We also made egress free for all B2 Cloud Storage customers up to 3x per month the amount of data they store with us. In addition, we increased the pricing of our Computer Backup offering to $9 per month, or $99 for a 1-year subscription plan and $189 for a 2-year subscription plan. As part of the Computer Backup price increase, we also bundled One Year Extended Version History, which previously had been a $2 per month add-on expense if customers selected that option. The Computer Backup price increase is being phased in over time based on renewal timing. As part of our leadership in the open cloud movement, we also announced free egress, significant performance improvements, and new functionality to increasingly support our customers’ ability to break free from limitations on their data.

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
We have recently implemented price increases and product updates across our Computer Backup and B2 Cloud Storage products, which generally became effective in October 2023, with no material impact on customer retention as of December 31, 2023.
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
•Upsell: Customers can choose to use various features and services for additional fees, such as Enterprise Control, Snapshots, cloud replication, and enhanced support tiers. For example, our Computer Backup cloud service offers Enterprise Control, which provides larger customers with more management for an additional cost. B2 Cloud Storage offers Snapshots that allow customers to create moment-in-time versions of their data, and we also allow customers to keep their data in multiple geographic regions, both of which provide more customer value. Additionally, customers receive email and chat support for free, but can also opt for enhanced support tiers for an additional cost, which provide dedicated customer support contacts and 24/7 response.
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

Our go-to-market model has two primary selling motions, including self-service and sales driven. We believe that we have an efficient self-serve selling motion. Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog, which includes millions of readers viewing the content we shared in 2023 alone. Our content is intended to encourage organic, inbound traffic that we believe serves as our greatest source of advocates and referrals. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with approximately 76% of our total revenue in 2023 coming from self-serve customers. In addition to self-serve, we layer on a sales driven selling motion targeting larger customers. The sales driven motion includes our direct sales team that contracts directly with customers and our channel sales team that contracts sales through our channel partners. More recently, we also added our Powered By Backblaze program that enables third parties to integrate Backblaze B2 and thus offer cloud storage as part of their product offering.
We also have a community of thousands of partners that has arisen as a result of our efforts. Our technology and developer partners, channel partners and MSP partnerships expand use cases and attract customers, thereby increasing usage of our Storage Cloud and helping to drive revenue growth. In addition to our self-serve selling motion, we have a sales-assisted selling motion to identify opportunities to increase business with existing customers and to assist larger customers in adopting our services. Our sales-assisted selling motion helps customers that, in 2023, generally were much larger in terms of average revenue per customer than our self-serve customers.
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
Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Self Service Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe there is a significant opportunity to further grow our customer base by continuing to make investments in sales and marketing. We will continue investing in our customer acquisition and inbound demand generation activities, which is driven predominantly by our blog content, our case studies, social sharing, earned media, and our self-serve sign up model. We also will continue investing in optimizing the conversion rate of visitors to customers. We intend to leverage this model as an efficient approach to attract new customers, turning them into brand advocates, partners, and more referrals. Furthermore, we plan to continue to build and scale our paid lead generation and outbound sales motion to increasingly grow in the mid-market.
We also plan to continue to build our ecosystem of partners. We believe that delivering our Storage Cloud solutions through our alliance, developer, and MSP partnerships is an area of opportunity for us. By adding more partners and deepening our relationships with them, we expand our use cases and drive new customer acquisition.
Scale Sales Efforts
We believe an increasingly important customer acquisition model is our targeted sales team that is focused on larger customers and channel sales. The sales motion focuses on inbound inquiries, outbound prospecting targeting specific use cases, and volume expansion of our self-serve customers.
Expansion Within Existing Customers
Our future success will depend in part on our ability to increase usage and adoption of our solutions with existing customers. We intend to increase revenue from existing customer relationships through the development of additional features and use cases, expanding our Customer Success initiatives, and natural customer data growth. We have developed add-on services, such as Enterprise Control and multi-region selection, which customers pay for on top of existing offerings. Examples of expanding use cases include utilizing Backblaze for additional purposes such as media storage, hybrid cloud support, analytics repositories, and others. We also plan to grow our Customer Success initiatives to ensure customers avail themselves of the full benefits of our platform, thus resulting in increased adoption. As these customers continue to generate, store, and back up data, their use of our platform increases, creating natural opportunities for revenue expansion.
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
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with approximately 28% of our total revenue originating outside of the United States for the year ended December 31, 2023. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international geographies. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

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

	December 31,
	2023	2022
B2 Cloud Storage
Net revenue retention rate (NRR)	122%	122%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$57.6	$38.6
Number of customers	97,842	86,874
Annual average revenue per user	$577	$437

Computer Backup
Net revenue retention rate (NRR)	100%	108%
Gross customer retention rate	91%	90%
Annual recurring revenue (in millions)	$60.0	$53.4
Number of customers	431,745	436,080
Annual average revenue per user	$140	$124

Total Company
Net revenue retention rate (NRR)	109%	113%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$117.6	$92.0
Number of customers(1)	511,942	506,456
Annual average revenue per user	$228	$181
_____________
(1)The number of customers for each of B2 Cloud Storage and Computer Backup solutions include customers that use both our B2 Cloud Storage and Computer Backup solutions.
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

Our Net Revenue Retention Rate was flat for B2 Cloud Storage for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our Net Revenue Retention Rate decreased by 8% for Computer Backup for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to customer churn.

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

Our Gross Customer Retention Rate was essentially flat for both B2 Cloud Storage and Computer Backup for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Annual Recurring Revenue
We define annual recurring revenue (“ARR”) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our total revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Notes 2 and 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our total revenue recurring for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although most B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 122% as of December 31, 2023. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup and B2 Cloud Storage (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to the consolidated financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Our ARR increased by $19.0 million, or 49.2% for B2 Cloud Storage for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increased storage by our customers and to a lesser extent, the price increase and increased sales from B2 Reserve. Our ARR increased by $6.6 million, or 12.4%, for Computer Backup for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the price increase and, to a lesser extent, growth from existing customers.
Number of Customers

We define a customer at the end of any period as a distinct account, as identified by a unique account identifier, that has paid for our cloud services, which makes up substantially all of our user base. In Q4 2023, we refined our customer definition to include end-user customers that purchase through a reseller. This resulted in no impact to previously reported metrics other than a 1% decrease to the 120% NRR metric reported for Q3 2023.
Annual Average Revenue Per User
We define annual average revenue per user (“Annual ARPU”) as the annualized value for the average revenue per customer. Annual ARPU is calculated by dividing our revenue for the last month of a period by the total number of customers as of the last day of the same period, and then multiplying the resulting quotient by 12. Our annual average revenue per user for B2 Cloud Storage and Computer Backup is calculated in the same manner based on the revenue and number of customers from our B2 Cloud Storage and Computer Backup solutions, respectively.
Our Annual ARPU increased for B2 Cloud Storage and Computer Backup by 32% and 13%, respectively, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the 2023 price increase and our focus on adding larger customers.
Key Components of Results of Operations
Revenue
We generate revenue primarily from our B2 Cloud Storage and Computer Backup cloud services offered on our platform. Our platform is offered to our customers primarily through either a consumption or a subscription-based arrangement through B2 Cloud Storage and Computer Backup, respectively. Our subscription arrangements generally range in duration from one month to three years, for which we bill our customers up front for the entire period. Our consumption-based arrangements do not have a contractual term and are billed monthly in arrears.
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
In support of our platform, we also derive revenue from products offered to our customers for the ability to securely restore data using a USB drive (“USB Restore”) and for migrating large data sets to our platform using our proprietary Fireball device. Revenue from USB Restore is recognized as our products are delivered to our customers. Revenue recognized from customer rentals of our Fireball device is time-based.
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
We expect our investment in research and development expenses to increase in absolute dollars for the foreseeable future as we continue to focus our research and development investments on adding new features to our platform, improving our cloud service offerings, and increasing the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of total revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of our investment in personnel costs. Sales and marketing expenses also include investments related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, and an allocation of our general overhead expenses.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Revenue	$102,019	$85,155
Cost of revenue(1)	52,162	41,292
Gross profit	49,857	43,863
Operating expenses:
Research and development(1)	39,527	33,107
Sales and marketing(1)	41,270	35,399
General and administrative(1)	26,965	23,470
Total operating expenses	107,762	91,976
Loss from operations	(57,905)	(48,113)
Investment income	1,984	965
Interest expense	(3,792)	(4,289)
Loss before provision for income taxes	(59,713)	(51,437)
Income tax benefit	—	(39)
Net loss	$(59,713)	$(51,398)
__________________
(1)Includes stock-based compensation expense as follows:

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,986	$1,267
Research and development	9,218	6,698
Sales and marketing	8,801	5,360
General and administrative	5,172	3,724
Total stock-based compensation expense	$25,177	$17,049

The consolidated statement of operations for the year ended December 31, 2023 includes additional expense of $0.9 million recorded in the fourth quarter to increase stock based compensation expense under our employee stock purchase plan (“ESPP”).

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	51	48
Gross profit	49	52
Operating expenses:
Research and development	39	39
Sales and marketing	40	42
General and administrative	26	28
Total operating expenses	106	108
Loss from operations	(57)	(57)
Investment income	2	1
Interest expense	(4)	(5)
Loss before provision for income taxes	(59)	(60)
Income tax (benefit) provision	—	—
Net loss	(59)%	(60)%
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	For the Years Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
B2 Cloud Storage revenue	$46,427	$33,202	$13,225	40%
Computer Backup revenue	55,592	51,953	3,639	7%
Total revenue(1)	$102,019	$85,155	$16,864	20%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

Revenue increased by $16.9 million, or 20%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. B2 Cloud Storage increased by $13.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, approximately $10.0 million of which was due to increased storage by our customers, $1.9 million from the price increase in October 2023 and $1.3 million from sales of B2 Reserve. Computer Backup increased by $3.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, approximately $2.7 million of which was due to a prior price increases that went into effect in September 2021 and October 2023, and approximately a $0.9 million impact due to growth from existing customers. Our price increase amounts noted above are inherent estimates that are based on an average price charged per customer and other assumptions that may offset the increase, such as free egress and impact of the price increase on the amount of data stored and customer license count.

During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. While the impact of these price increases have inherent uncertainty, we expect a favorable impact to total revenue across our products over the next 12 months, and do not expect a significant change in costs solely as a result of the increase. As a result of this price increase, we have not experienced a material impact on customer retention as of December 31, 2023.

Cost of Revenue and Gross Margin

	For the Years Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$52,162	$41,292	$10,870	26%
Gross margin	49%	52%
Total cost of revenue increased by $10.9 million, or 26%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $6.0 million related to managing and operating our co-location facilities, and an increase of $4.9 million for depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business. The increase of $6.0 million related to managing and operating our co-location facilities includes a $2.9 million increase in rent expense, a $1.7 million increase in personnel related costs, such as salaries, benefits, bonuses, and stock-based compensation due to an increase in headcount and equity awards, $0.9 million of bandwidth and utility expenses, and $0.6 million increase in credit card fees.
Gross margin decreased to 49% for the year ended December 31, 2023 compared to 52% for the year ended December 31, 2022. The decrease in gross margin was primarily due to cost of revenue increasing at a higher rate as compared to our total revenue growth as a result of a full year of expenses in 2023 related to data centers opened in 2022 and purchase of additional infrastructure equipment in order to support the growth of our business.
While the impact of the price increase we announced during the third quarter of 2023 has inherent uncertainty, we expect a favorable impact to gross margin over the next 12 months as we do not expect a significant change in our cost of revenue solely as a result of these increases. Further, we plan to lease and purchase additional infrastructure equipment of a similar magnitude over the next 12 months in order to support the growth of our business.
Operating Expenses

	For the Years Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Research and development	$39,527	$33,107	$6,420	19%
Sales and marketing	41,270	35,399	5,871	17%
General and administrative	26,965	23,470	3,495	15%
Research and Development
Research and development expense increased by $6.4 million, or 19%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to an increase of $6.8 million in personnel-related expenses due to an increase in engineering headcount that was partially offset by an incremental $6.1 million of personnel-related expenses capitalized related to development of internal-use software related to new features for our platform during 2023, $2.5 million related to stock-based compensation expense, $2.3 million related to restructuring charges, and $0.6 million in hosting and subscription fees supporting our research and development investments.
We expect research and development expense to increase with the growth of our business as we continue to focus our research and development investments on adding new features to our platform, improving our cloud service offerings, and increasing the functionality of our existing features.
Sales and Marketing
Sales and marketing expense increased by $5.9 million, or 17%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in sales and marketing expense was primarily attributable to an increase of $3.4 million related to stock-based compensation, $2.7 million in personnel-related expenses as a result of increased headcount, $1.0 million related to restructuring charges, $0.5 million in fees for consultants and contractors, and $0.1 million in overhead and general expenses, partially offset by $2.1 million decreased advertising expenses related primarily to our B2 Cloud Storage offering as we continue to focus marketing expenditures on high return initiatives.
General and Administrative

General and administrative expense increased by $3.5 million, or 15%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily attributable to $1.3 million in personnel-related expenses as a result of increased headcount, $1.5 million related to stock-based compensation expense, $0.9 million related to indirect tax liability write-offs due to non-recurring settlement of VAT liabilities during 2022, $0.7 million in overhead and general expenses due to subscriptions to support our increasing employee population, $0.4 million in professional fees for accounting and tax services, $0.3 million related to restructuring charges, partially offset by a $1.1 million decrease in legal expenses, of which $1.5 million was related to a 2022 SAFE holder settlement that did not recur in 2023, and $0.3 million for insurance expenses.

We expect general and administrative expense to decrease in 2024, in part due to the savings from insurance premiums and consolidating our corporate headquarters from two separate office facilities into one office facility in Q3 2023.

Investment Income

	For the Years Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Investment income	$1,984	$965	$1,019	106%
Investment income increased by $1.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to increased interest rates on our marketable securities, partially offset by a lower average marketable securities portfolio balance in 2023 as compared to 2022.
Interest Expense

	For the Years Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Interest expense	$(3,792)	$(4,289)	$497	12%
Interest expense decreased by $0.5 million, or 12%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. $1.0 million of the decrease was primarily due to lower average interest rates on new finance lease agreements entered into in 2023 compared to higher interest rates in prior years, partially offset by a $0.5 million increase in higher interest expense related to our revolving line of credit due to a higher interest rate and average outstanding balance during the year compared to the same period in 2022.
Income Tax Benefit

	For the Years Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Income tax benefit	$—	$(39)	$39	(100)%
Our benefit for income taxes was relatively flat for the year ended December 31, 2023, compared to the same period in 2022.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including adjusted gross margin and adjusted EBITDA, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit, for each of the periods presented:

	For the Years Ended December 31,
	2023	2022
	(in thousands, except percentages)
Gross profit	$49,857	$43,863
Adjustments:
Stock-based compensation	1,986	1,267
Depreciation and amortization	24,330	19,487
Adjusted gross profit	$76,173	$64,617
Gross margin	49%	52%
Adjusted gross margin	75%	76%
Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, SAFE holder settlement, and other non-recurring charges. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.
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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	For the Years Ended December 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(59,713)	$(51,398)
Adjustments:
Depreciation and amortization	24,912	20,151
Stock-based compensation(1)	25,052	17,049
Interest expense and investment income	1,808	3,324
Income tax benefit	—	(39)
SAFE holder settlement	—	1,500
Non-recurring professional services	411	—
Workforce reduction and related severance charges	3,616	—
Adjusted EBITDA	$(3,914)	$(9,413)
Adjusted EBITDA Margin	(4)%	(11)%
(1) During the year ended December 31, 2023, $125 thousand of stock-based compensation expense is classified as workforce reduction and related severance charges in the table above as it was incurred as part of our restructuring program. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding restructuring charges.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of December 31, 2023 and December 31, 2022, our principal sources of liquidity were cash, short-term investments and restricted cash, current and restricted cash, non-current of $33.4 million and $69.7 million, respectively. In general, our restricted cash may only be used to pay down our credit facility.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our credit facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data centers, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We plan to enter into finance lease agreements for purchase of infrastructure equipment and may also be required or choose to seek additional equity or debt financing in addition to our existing credit facility. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
In October 2021, we entered into a revolving credit agreement (as amended to date, the “RCA”) with City National Bank (the “Lender”). Under the RCA, as amended in April 2022, among other things, (i) amounts available to be borrowed are $30.0 million and (ii) advances on the line of credit will bear interest at a variable rate equal to, at our discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.75%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. In January 2023, we entered into a third amendment related to the RCA. Under this amendment, advances on the line of credit will bear interest at a variable rate equal to, at our discretion, (1) SOFR plus 2.00%, or (b) the base rate, as originally defined in the RCA. In December 2023, we entered into a fourth amendment related to the RCA. Under this amendment, the maximum borrowing available was reduced from $30 million to $20 million. Furthermore, advances on the line of credit will bear monthly interest at a variable rate equal to, at our discretion, (a) the average SOFR plus 2.75%, or (b) the base rate.

The RCA matures in December 2025. Currently, the RCA does not have financial covenants and it requires us to hold collateral in the form of a lien prior to any advance. In the future, we may refinance this credit facility but may not be able to do so on terms acceptable to us or at all. Any such failure to obtain financing when needed could have a material adverse effect upon our liquidity and business. Due to the banking failures starting in March of 2023, we have seen an adverse change for securing acceptable terms due to heightened uncertainty and risk aversion in the financial sector.
As of December 31, 2023, the outstanding balance of our line of credit was $4.1 million, and the amount available to us was $15.9 million. In addition, the interest rate for our credit line was 8.1% as of December 31, 2023. The outstanding balance is collateralized by an equal amount of cash held, which we are obligated to hold as restricted cash. For further details, see Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We use City National Bank, a subsidiary of RBC, for our banking needs. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the disruption and uncertainty impacting the banking industry from failures of other banks resulted in some reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which may have also resulted in lower investment yields and investment income. Any further impact could have a material adverse effect upon our liquidity and business.
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of December 31, 2023, our future minimum commitments for these finance leases and lease financing obligations including interest were $20.9 million and $14.2 million for the year ending December 31, 2024 and thereafter, respectively. The weighted average discount rate for finance leases was 11.0% as of December 31, 2023.

As of December 31, 2023, our future minimum commitments for operating leases, which include both lease and non-lease components, were $6.6 million for the year ending December 31, 2024 and $23.7 million thereafter. For further information and our future minimum commitments on our finance leases and operating leases, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of December 31, 2023, we had non-cancelable purchase commitments of $1.2 million and $0.6 million payable for the years ending December 31, 2024 and 2025, respectively.
The following table shows a summary of our cash flows for the periods presented:

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(7,350)	$(13,781)
Net cash provided by (used in) investing activities	21,657	(73,854)
Net cash used in financing activities	(8,842)	(6,212)

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
For the year ended December 31, 2023, cash used in operating activities was $7.4 million, which resulted from a net loss of $59.7 million, adjusted for non-cash charges of $52.8 million and a net cash outflow of $0.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $24.9 million for depreciation and amortization expense and $25.2 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $2.5 million decrease in operating lease liabilities, a $1.4 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses, a $0.4 million increase in other assets, a $0.4 million increase in prepaid and other current assets and a $0.3 million decrease in accounts payable, offset in part by a $4.5 million increase of deferred revenue, which increased due to our growing customer base and upfront collections from our customers. Cash used in operations decreased during the year ended December 31, 2023, as compared to the same period in 2022 primarily due to our growing customer base, increased storage from existing customers, and the price increase that began to take effect in October 2023, partially offset by increased expenditures related to managing and operating our co-location facilities, and increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
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
Investing Activities
Cash provided by investing activities during the year ended December 31, 2023 was $21.7 million, resulting primarily from $67.9 million from the maturity of our short-term investments and $0.4 million proceeds from the disposal of property and equipment, offset in part by the purchase of short-term maturity investments of $26.4 million, $14.7 million related to the development of software for adding new features and enhanced functionality to our platform and capital expenditures of $5.5 million in support of infrastructure deployments to support our growing business.
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
Financing Activities
Cash used in financing activities for the year ended December 31, 2023 was $8.8 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $19.5 million related to hard drives and other infrastructure equipment used in our co-location facilities, $4.5 million repayment of principal on our line of credit, $1.5 million related to repayment of principal on financed insurance premiums, offset in part by $4.7 million in proceeds from the exercise of employee stock options, $4.5 million from our lease financing transactions, $4.3 million in proceeds from our credit facility, $2.3 million in proceeds from our ESPP, and $0.9 million of proceeds from insurance premium financing.
Cash used in financing activities for the year ended December 31, 2022 was $6.2 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $16.5 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.7 million related to payments made for offering costs that are deferred, offset in part by $4.3 million in proceeds from the exercise of employee stock options, $4.3 million in proceeds from our credit facility, and $2.5 million in proceeds from our ESPP.
Contractual Obligations and Commitments
Our commitments are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Operating lease commitments relate primarily to our rental of office space and co-location facilities. Our finance lease commitments relate primarily to our infrastructure equipment. Purchase commitments relate mainly to infrastructure agreements and subscription arrangements used to facilitate our operations. For more information, see Note 10 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the accounting policies described below involve a substantial degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
The Backblaze Storage Cloud provides the core platform for our B2 Cloud Storage and Computer Backup offerings. We derive our revenue primarily from fees earned from customers accessing these offerings through our platform, paid monthly in arrears for consumption-based arrangements for B2 Cloud Storage, or charged upfront for subscription-based arrangements for Backblaze Computer Backup. We provide services to our customers under subscription-based arrangements of one month, one year, and two years, which automatically renew at the end of the respective term. We also provide a B2 Cloud Storage subscription-based offering for which arrangements range from one to five years.
We also recognize revenue from products offered to our customers for the ability to securely restore data using a USB drive (“USB Restore”) and for migrating large data sets to our platform using our proprietary Fireball device. We refer to these products as our Physical Media revenue. Physical Media revenue was approximately less than 1% of our total revenue for the years ended December 31, 2023 and 2022.
Our monthly subscription arrangements do not provide customers with refund rights. One to five-year subscription arrangements are eligible for a full refund for up to 30 days after subscribing. For Physical Media revenue, we offer a full refund to our customers restoring data using USB drives, if the drives are returned to us within 30 days of receipt. We recognize revenue net of our estimate of expected customer cancellations and returns. These estimates involve inherent uncertainties and use of management’s judgment.
As we provide our offerings as a hosted service, we do not provide customers the contractual right to take possession of the software at any time, do not incur set up costs, nor charge an installation fee to new customers.
We determine revenue recognition through the following five steps, which include inherent estimates:
1. Identify the contract with a customer. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s payment history; however, as approximately 92% and 96% of our revenue was generated from customers paying via credit card during the years ended December 31, 2023 and 2022, respectively, the risk of non-payment is reduced.
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
Stock-Based Compensation
All stock-based compensation to employees is measured on the grant date based on the fair value of the awards on the date of grant. We recognize compensation cost for awards on a straight-line basis over the requisite service period, which is up to a four-year vesting period. Share-based compensation includes restricted stock units, stock option grants and stock purchase rights under the Employee Stock Purchase Plan (ESPP). For grants made after our IPO, we use our publicly traded Class A common stock price to determine the fair value of our Class A common stock. The amount of stock-based compensation recognized is mainly determined by headcount and the fair value of our Class A common stock. Over the period of December 31, 2021 to December 31, 2023, we experienced rapid headcount growth, and generally lower valuations of our shares resulting in higher levels of stock-based compensation as a percentage of revenue.
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
Capitalized Internal-Use Software, Net
We capitalize qualifying software development costs related to new features and enhancements to the functionality of our platform and related products. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the application development stage.
We review capitalization criteria for each project individually. Capitalized costs are amortized over the estimated useful life of the software, which is five years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. We determine the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. The amortization of costs related to the platform applications is included in cost of revenue in the statements of operations.
Significant judgments related to the capitalization of internal use software costs include determining whether it is probable that projects will result in new or additional functionality.

Recent Accounting Pronouncements
See the sections titled “Basis of Presentation and Summary of Significant Accounting Policies—Accounting Pronouncements Recently Adopted” and “Basis of Presentation and Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our credit facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of December 31, 2023, we had cash and cash equivalents and short-term investments balances of $12.5 million and $16.8 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Further, our credit facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate tied, at our discretion, to SOFR or to the prime rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.
Foreign Currency Exchange Rate Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiary is the U.S. dollar. Our sales are currently denominated in the U.S. dollar and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be adversely affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.

Item 8. Financial Statements and Supplementary Data

BACKBLAZE, INC.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Backblaze, Inc.
San Mateo, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Backblaze, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2020.
San Jose, California
March 29, 2024

BACKBLAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,502	$6,690
Accounts receivable, net	800	856
Short-term investments, net	16,799	58,733
Prepaid expenses and other current assets	8,413	8,120
Total current assets	38,514	74,399
Restricted cash, non-current	4,128	4,306
Property and equipment, net	45,600	49,375
Operating lease right-of-use assets	9,980	6,881
Capitalized internal-use software, net	32,521	16,704
Other assets	944	793
Total assets	$131,687	$152,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,281	$3,283
Accrued expenses and other current liabilities	8,460	9,418
Finance lease liabilities and lease financing obligations, current	18,492	18,531
Operating lease liabilities, current	1,878	2,130
Deferred revenue, current	25,976	22,912
Total current liabilities	57,087	56,274
Finance lease liabilities and lease financing obligations, non-current	13,310	15,487
Operating lease liabilities, non-current	8,151	5,032
Deferred revenue, non-current	4,073	2,611
Debt facility, non-current	4,128	4,306
Total liabilities	$86,749	$83,710
Commitments and contingencies (Note 10)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of December 31, 2023 and 2022; 39,150,610 and 16,198,333 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	4	2
Class B common stock, $0.0001 par value; 295,986 and 37,000,000 shares authorized as of December 31, 2023 and 2022; zero and 17,195,404 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	—	2
Additional paid-in capital	192,388	156,485
Accumulated deficit	(147,454)	(87,741)
Total stockholders’ equity	44,938	68,748
Total liabilities and stockholders’ equity	$131,687	$152,458
See accompanying notes, which are an integral part of these consolidated financial statements.

BACKBLAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022

Revenue	$102,019	$85,155
Cost of revenue	52,162	41,292
Gross profit	49,857	43,863
Operating expenses:
Research and development	39,527	33,107
Sales and marketing	41,270	35,399
General and administrative	26,965	23,470
Total operating expenses	107,762	91,976
Loss from operations	(57,905)	(48,113)
Investment income	1,984	965
Interest expense	(3,792)	(4,289)
Loss before provision for income taxes	(59,713)	(51,437)
Income tax benefit	—	(39)
Net loss	$(59,713)	$(51,398)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.66)	$(1.62)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	36,011,446	31,662,301
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of shares of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 12 for further details.

See accompanying notes, which are an integral part of these consolidated financial statements.

BACKBLAZE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A and Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2021	30,384,834	$3	$131,826	$(36,343)	$95,486
Net loss	—	—	—	(51,398)	(51,398)
Issuance of Class A and Class B common stock upon exercise of stock options	2,112,819	1	4,407	—	4,408
Issuance of Class A common stock under 2021 Plan, net of taxes withheld	321,720	—	(130)	—	(130)
Issuance of Class A common stock related to the 2021 Employee Stock Purchase Plan ("ESPP")	574,364	—	2,511	—	2,511
Stock-based compensation	—	—	17,871	—	17,871
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(59,713)	(59,713)
Issuance of Class A common stock upon exercise of stock options	2,446,846	—	4,613	—	4,613
Issuance of Class A common stock under 2021 Plan	2,327,073	—	—	—	—
Issuance of Class A common stock related to ESPP	695,046	—	2,339	—	2,339
Issuance of restricted stock units related to the 2022 Bonus Plan (See Note 13)	287,908	—	1,848	—	1,848
Stock-based compensation	—	—	27,103	—	27,103
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 12 for further details.

See accompanying notes, which are an integral part of these consolidated financial statements.

BACKBLAZE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,713)	$(51,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discount on investment securities and net realized investment gains	417	(863)
Noncash lease expense on operating leases	2,350	2,457
Depreciation and amortization	24,912	20,151
Stock-based compensation	25,177	17,049
Impairment of capitalized internal-use software	232	—
(Gain) loss on disposal of assets	(292)	37
Changes in operating assets and liabilities:
Accounts receivable	56	(547)
Prepaid expenses and other current assets	(445)	(379)
Other assets	(389)	1,001
Accounts payable	(295)	1,627
Accrued expenses and other current liabilities	(1,422)	(970)
Deferred revenue	4,526	670
Operating lease liabilities	(2,464)	(2,547)
Other long-term liabilities	—	(69)
Net cash used in operating activities	(7,350)	(13,781)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(26,358)	(145,871)
Maturities of marketable securities	67,874	88,000
Proceeds from disposal of property and equipment	369	—
Purchases of property and equipment	(5,512)	(7,349)
Capitalized internal-use software costs	(14,716)	(8,634)
Net cash provided by (used in) investing activities	21,657	(73,854)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease and lease financing obligations	(19,510)	(16,492)
Payments of deferred offering costs	—	(658)
Proceeds from debt facility	4,273	4,305
Repayment of debt facility	(4,450)	—
Proceeds from insurance premium financing	893	—
Principal payments on insurance premium financing	(1,545)	—
Proceeds from lease financing obligations	4,450	—
Employee payroll taxes paid related to net settlement of equity awards	—	(130)
Proceeds from exercises of stock options	4,708	4,252
Proceeds from ESPP	2,339	2,511
Net cash used in financing activities	(8,842)	(6,212)
Net increase (decrease) in cash, restricted cash and restricted cash, non-current	5,465	(93,847)
Cash, restricted cash, current and restricted cash, non-current at beginning of period	11,165	105,012
Cash, restricted cash, current and restricted cash, non-current at end of period	$16,630	$11,165
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,733	$3,776
Cash paid for income taxes	$59	$31
Cash paid for operating lease liabilities	$2,801	$2,838
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$4,960	$2,674
Accrued bonus settled in restricted stock units	$1,848	$—
Accrued bonus classified as stock-based compensation	$3,034	$1,852
Financed insurance premiums included in accrued expenses and other current liabilities	$—	$1,545
Equipment acquired through finance lease and lease financing obligations	$13,094	$17,037
Accruals related to purchases of property and equipment	$60	$158

Lease liabilities arising from right-of-use assets upon adoption of ASC 842	$—	$5,220
Assets obtained in exchange for operating lease obligations	$5,448	$4,118
Receivable recorded due to stock option exercises pending settlement	$18	$156
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$12,502	$6,690
Restricted cash – included in prepaid expenses and other current assets	$—	$169
Restricted cash, non-current	$4,128	$4,306
Total cash, cash equivalents, restricted cash, current and restricted cash, non-current	$16,630	$11,165
See accompanying notes, which are an integral part of these consolidated financial statements.

BACKBLAZE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, including the formation of Backblaze Netherlands B.V. and Backblaze Worldwide, Inc. subsidiaries in 2023. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.
Segment Information
The Company has a single operating and reportable segment. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on an aggregated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s Employee Stock Purchase Plan (“ESPP”) expense, and accounting for taxes, including estimates for deferred tax assets, valuation allowance, and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is USD. Transaction gains and losses that arise from exchange rate fluctuations on monetary transactions denominated in a currency other than the functional currency are included in general and administrative on the consolidated statements of operations when realized.
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

Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable, short-term investments, and unbilled accounts receivable. The Company maintains its cash, restricted cash, and short-term investments with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds at such institutions and incur significant losses to the extent its funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the consolidated balance sheets. In addition, the Company uses City National Bank, a subsidiary of Royal Bank of Canada (“RBC”), for its banking needs. While the Company and its bank has not been directly affected by the failures of certain banks, the banking industry overall has experienced disruption and uncertainty, which could put additional pressures on the Company’s bank and other banks, and may negatively impact the availability and costs for various banking and investment offerings. The Company does not have separate collateral requirements to support financial instruments subject to credit risk.
Vendors. The Company acquires infrastructure equipment from third party vendors. Vendors may have limited sources of equipment and supplies which may expose the Company to potential supply and service disruptions that could harm the Company’s business.

	For the Years Ended December 31,
	2023	2022
Cash disbursement concentration
Number of vendors	2	2
Total cash disbursements represented by vendors listed above	21%	25%

	December 31,
	2023	2022
Accounts payable concentration
Number of vendors	2	2
Total accounts payable balance represented by vendors listed above	30%	26%
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
Revenue Recognition
The Backblaze Storage Cloud provides the core platform for the Company’s B2 Cloud Storage and its Computer Backup offerings. The Company derives its revenue primarily from fees earned from customers accessing these offerings through its platform. These fees are paid monthly in arrears for its consumption-based arrangements related to its B2 Cloud Storage offering, or charged upfront for subscription-based arrangements related to its Computer Backup and B2 Cloud Storage offerings. The Company provides services to its customers under Computer Backup subscription-based arrangements of one month, one-year, and two-years, which automatically renew at the end of the respective term. The Company generally provides services to its customers under its B2 Cloud Storage subscription-based offering arrangements of one-year to five-years.
The Company also recognizes revenue from products offered to its customers for the ability to securely restore data using a USB drive (“USB Restore”) and for migrating large data sets to its platform using its proprietary Fireball device. The Company refers to these products as its “Physical Media revenue”. Physical Media revenue was less than 1% of the Company’s revenue for the years ended December 31, 2023 and 2022.
The Company’s monthly subscription arrangements do not provide customers with refund rights. One to five-year subscription arrangements are eligible for a full refund up to 30 days after subscribing. For its Physical Media revenue, the Company offers a full refund to its customers restoring data using a USB drive, if the drives are returned to the Company within 30 days of receipt. The Company recognizes revenue net of its estimate of expected customer cancellations, returns, and discounts. These estimates involve inherent uncertainties and use of management’s judgment.
While the majority of the Company’s customers pay via credit card, amounts that have been invoiced are recorded in accounts receivable and in revenue, or deferred revenue, depending on whether appropriate revenue recognition criteria have been met. As the Company provides its offerings as a hosted service, it does not provide customers the contractual right to take possession of the software at any time, does not incur set up costs, and does not charge an installation fee for its new customers.
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

The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors; however, as approximately 92% and 96% of the Company’s revenue was generated from customers paying via credit card during the years ended December 31, 2023 and 2022, respectively, the risk of non-payment is low and historical write-offs having been immaterial.
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
3. Determine the transaction price. The transaction price is determined based on the consideration the Company expects to receive in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. The Company’s variable consideration includes consumption-based revenue and revenue arrangements that offer the right of return. The Company offers a 30 day right of return for its 1 to 5-year subscription-based arrangements and records a refund liability based on historical return data. Certain fees that are considered consideration payable to a customer are accounted for as a reduction of the transaction price. None of the Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
4. Allocate the transaction price to performance obligations in the contract. Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The Company determines SSP for performance obligations based on the price it sells a good or service separately.
5. Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized based on the output method when control of the services is transferred to the customer and in an amount that reflects the consideration the Company expects to receive in exchange for those services. Performance obligations are satisfied over time when the customer simultaneously receives and consumes the benefits as the entity performs. Revenue is generally recognized over the common measure of progress (i.e., time-based or consumption-based) for the entire performance obligation. Revenue from subscription-based arrangements is recognized on a straight-line basis over the contractual term beginning on the date that the service commences, as customers are entitled to the same benefits throughout the contractual term. Fees from consumption-based arrangements are recognized as services are delivered based on the amount of daily storage consumed. Revenue for USB Restore is recognized as USB devices are delivered to customers, and recognition of the Company’s Fireball device rental is time-based.
The Company also offers a 15-day free trial period for its Computer Backup subscription-based arrangements and it does not enter into a contract with the customer during this trial period. Separately, under its consumption-based arrangements, the Company does not charge customers until at least 10 gigabytes of data have been stored.
The Company applied the optional exemption of not disclosing the transaction price allocated to the remaining performance obligations for its consumption-based contracts and contracts with original duration of one year or less. The non-current deferred revenue balance of $4.1 million on the Company’s consolidated balance sheet as of December 31, 2023 will be recognized starting in 2025 and going forward. As of December 31, 2022, the Company’s non-current deferred revenue balance was $2.6 million, which will be recognized in 2024.
For revenue generated from arrangements that involve third-parties, the Company evaluates whether it is the principal or the agent based on maintaining control over the services being provided and maintaining the relationship with the end-customer. Substantially all of the Company’s revenue is reported on a gross basis, as the Company is the principal.
Cost of Revenue
Cost of revenue includes costs directly associated with the delivery of services and products, which consists of expenses for providing Backblaze’s platform to its customers. These expenses include rent and utilities for operating in co-location facilities, network and bandwidth costs, shipping and handling for Physical Media revenue, depreciation of the Company’s equipment and capital lease assets in co-location facilities and other infrastructure expenses incurred in connection with its customers’ use of its services. The Company periodically receives discounts from third-party vendors that are recorded as a reduction to cost of revenue on its consolidated statements of operations. Personnel-related costs associated with customer support and maintaining service availability include salaries, benefits, bonuses and stock-based compensation. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs and allocated overhead costs.

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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were approximately $3.6 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively.
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
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities, which may challenge tax positions taken by the Company.
Stock-based Compensation
All stock-based compensation to employees is measured on the grant date, based on the fair value of the awards on the date of grant. The Company recognizes compensation cost for its awards on a straight-line basis over the requisite service period, which is generally a vesting period of one to four years, except for the awards granted under the Company’s 2022 Bonus Plan (see Note 13). Share-based compensation includes restricted stock units (“RSUs”), stock option grants and stock purchase rights under the ESPP.
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
Restricted Cash

As of December 31, 2022, the Company had $169 thousand in restricted cash related to the letter of credit established according to requirements under a lease agreement, reported as a component of other current assets on the consolidated balance sheets. As of December 31, 2023, this balance is no longer restricted as the lease agreement and associated letter of credit have been completed.

Additionally, the Company had $4.1 million and $4.3 million in restricted cash as of December 31, 2023 and 2022, respectively, related to the line of credit agreement with City National Bank. See Note 11 for further details.

Investments

The Company holds all investments on a held-to-maturity basis, and they are reported at amortized cost with realized gains or losses reported in earnings. The Company determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date.

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a quarterly basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security. The allowance for credit losses is less than $1 thousand for the year ended December 31, 2023.

The Company’s short-term investments include investment grade commercial paper with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the consolidated balance sheets.
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
The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and other liabilities and deferred revenue, current approximate their respective fair values due to the short maturities of those instruments.
Accounts Receivable, Net

Accounts receivable are recorded net of an allowance when the Company has an unconditional right to payment. The Company adopted the current expected credit loss model ("CECL") as prescribed by Accounting Standards Update 2016-13 on January 1, 2023. Under CECL, accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The allowance is estimated based on the Company’s assessment of its ability to collect on customer accounts receivable and are $8 thousand and $13 thousand as of December 31, 2023 and 2022, respectively. The provision totaled $30 thousand and zero for the years ending December 31, 2023 and 2022, respectively. Direct write-offs totaled $35 thousand and zero for the years ending December 31, 2023 and 2022, respectively. Recoveries totaled zero and $22 thousand for the years ending December 31, 2023 and 2022, respectively. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer’s ability to pay. The Company records changes in the estimate to the allowance for expected credit losses through provision for expected credit losses when a determination is made that the balance is uncollectible and collection of the receivable is no longer being actively pursued.
Unbilled Accounts Receivable
Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to customers due to consumption-based usage that is billed monthly in arrears. Substantially all of the Company’s unbilled accounts receivable is charged via a credit card upon billing. Unbilled accounts receivable is included in prepaid expenses and other current assets on the consolidated balance sheets. The balance of unbilled accounts receivable as of December 31, 2023 and 2022 is presented in Note 6.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting and consulting fees relating to the Company’s IPO, are capitalized in other assets on the consolidated balance sheets. The deferred offering costs were offset against IPO proceeds upon the consummation of the IPO.
Deferred Contract Costs
Commissions paid to affiliates for new customers or customer renewals are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded when earned and are amortized over the expected benefit period using the straight-line method. As renewal commission is commensurate with a commission in an initial sale, such amounts are capitalized and amortized over the stated contract term. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the Company’s consolidated balance sheets. Expenses for commissions are included in sales and marketing expenses in the consolidated statements of operations.
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
The Company reviews its capitalization criteria for each project individually. Capitalized costs are amortized over the estimated useful life of the software, which is generally five years, on a straight-line basis, and represents the manner in which the expected benefit will be derived. The Company determines the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. The amortization of costs related to the platform applications is included in cost of revenue in the consolidated statements of operations.
Significant judgments related to the capitalization of software costs include determining whether it is probable that projects will result in new or additional functionality.

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
Deferred Revenue
The Company records deferred revenue when customer payments are received in advance of satisfying the performance obligations on the Company’s contracts. Subscription-based arrangements are generally billed and paid in advance of satisfaction of these performance obligations. Deferred revenue relating to the Company’s subscription-based arrangements that have a contractual expiration date of less than 12 months are classified as current. The Company classifies deferred revenue from services that will be provided in more than 12 months as non-current on its consolidated balance sheets.
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

For finance leases, the lease term generally begins on the date of initial possession of the leased asset, and for operating leases the term begins when the Company has the right to use the leased space and obtain the economic benefits. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. Lease classification is determined at the lease commencement date. The Company records an asset and lease liability on its consolidated balance sheets for leases that have yet to commence when it has the ability to control the underlying asset as that creates a significant right and obligation to the Company. The underlying assets of finance leases are included in property and equipment, net, on the Company’s consolidated balance sheets. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable.

The Company has elected the short-term lease practical expedient for all asset classes, which allows the lessee to not apply the recognition requirements of ASC 842 to short-term leases (leases with original terms of 12 months or less and that do not include a purchase option that the lessee is reasonably certain to exercise).

The Company has elected the practical expedient to combine lease and non-lease components for all of its leases, with the exception of its leases belonging to the colocation lease agreement asset class. For its colocation lease agreements, the Company only recognizes fixed minimum payments for tangible components as right-of-use assets and operating lease liabilities, as this class of agreements may include significant intangible components.

Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a financial asset measured at an amortized cost basis be presented at the net amount expected to be collected. For accounts receivables, unbilled receivables, loans, and other financial instruments, the Company is required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted the guidance effective January 1, 2023 using the modified retrospective transition method with comparative periods continuing to be reported using the previous applicable guidance and determined that it did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly and also applies to public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

Note 3. Revenues
Deferred Contract Costs
The following table presents the Company’s amortization of deferred contract costs (in thousands):

	For the Years Ended December 31,
	2023	2022
Amortization of deferred contract costs	$978	$892

	December 31,
	2023	2022
Deferred contract costs	$489	$418
Deferred Revenue
The following table presents information regarding the Company’s deferred revenue (in thousands):

	December 31,
	2023	2022
Deferred revenue	$30,049	$25,523

	For the Years Ended December 31,
	2023	2022
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$22,983	$21,764

The Company’s deferred revenue as stated on the consolidated balance sheets presented approximates its contract liability balance as of December 31, 2023 and 2022. The Company’s total deferred revenue balance as of December 31, 2023, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of December 31, 2023, the Company’s RPOs were $33.1 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers. As of December 31, 2023, the Company expects to recognize $27.6 million or approximately 84% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
Disaggregation of Total Revenue
The following table presents the Company’s revenue disaggregated by product (in thousands):

	For the Years Ended December 31,
	2023	2022

B2 Cloud Storage	$46,427	$33,202
Computer Backup	55,592	51,953
Total revenue(1)	$102,019	$85,155
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2023	2022

Consumption-based arrangements	$45,771	$33,041
Subscription-based arrangements	55,679	51,431
Physical Media (point in time)	569	683
Total revenue	$102,019	$85,155

Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022

United States	$73,262	$60,950
United Kingdom	5,463	4,652
Canada	5,027	4,324
Other	18,267	15,229
Total revenue	$102,019	$85,155
Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its consolidated balance sheets as of December 31, 2023 and 2022.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
Cash equivalents
Commercial paper	$4,976	$10	$—	$4,986	$4,976
Total cash equivalents	$4,976	$10	$—	$4,986	$4,976

Investments
Commercial paper	$16,799	$—	$(10)	$16,789	$16,799
Total investments	$16,799	$—	$(10)	$16,789	$16,799

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2022	(In Thousands)
Investments
Commercial paper	$58,733	$—	$(144)	$58,589	$58,733
Total investments	$58,733	$—	$(144)	$58,589	$58,733
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of December 31, 2023 and 2022 by contractual maturity are shown below.

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$16,799	$16,789
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$16,799	$16,789

As of December 31, 2022	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$58,733	$58,589
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$58,733	$58,589
Aging of Unrealized Losses

For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023	(Dollars In Thousands)
Investments
Commercial paper	4	$16,789	$(10)	4	$16,789	$(10)
Total	4	$16,789	$(10)	4	$16,789	$(10)

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2022	(Dollars In Thousands)
Investments
Commercial paper	11	$58,589	$(144)	11	$58,589	$(144)
Total	11	$58,589	$(144)	11	$58,589	$(144)

Note 5. Fair Value Measurements
The Company classifies its fair value disclosure of held-to-maturity investments, which are comprised of investment grade commercial paper, within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs based on non-binding market consensus that are primarily corroborated by observable market data or quoted market prices for similar instruments. The following table summarizes the fair value of the Company’s Level 2 instruments held as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022

Commercial paper	$16,789	$58,589
There were no transfers between levels of the fair value hierarchy for the year ended December 31, 2023 and 2022. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022

Unbilled accounts receivable, net	$2,375	$1,637
Prepaid expenses	2,313	2,600
Receivable from payment processor	1,276	644
Financed prepaid insurance	1,001	1,545
Other	1,448	1,694
Total prepaid expenses and other current assets	$8,413	$8,120

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022

Data center equipment	$37,245	$28,531
Leased and financed data center equipment	68,757	62,300
Machinery and equipment	14,004	11,613
Computer equipment	2,472	2,503
Leasehold improvements	1,114	1,268
Construction-in-process	1,371	3,636
Total property and equipment	124,963	109,851
Less: accumulated depreciation and amortization	(79,363)	(60,476)
Total property and equipment, net	$45,600	$49,375
Depreciation expense was $21.3 million and $18.0 million for the years ended December 31, 2023 and 2022, respectively. For the Company’s equipment under finance leases and collateralized financing obligations, accumulated depreciation was $31.6 million and $24.5 million as of December 31, 2023 and 2022, respectively. The carrying value of the Company’s equipment under finance lease agreements and collateralized financing obligations was $37.1 million and $37.8 million as of December 31, 2023 and 2022, respectively.
During the years ended December 31, 2023 and 2022, the Company recorded a gain of $0.4 million and a loss of $0.1 million, respectively, as a result of disposing of certain hard drives. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The loss and gains are recorded as general and administrative expenses in the Company’s consolidated statements of operations.

The Company had long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets consisting of the following (in thousands):

	December 31,
	2023	2022

United States	$50,746	$50,176
The Netherlands	4,834	6,080
Total property and equipment, net and operating lease right-of-use assets	$55,580	$56,256
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	December 31,
	2023	2022

Developed software	$43,156	$23,777
General and administrative software	144	144
Total capitalized internal-use software	43,300	23,921
Less: accumulated amortization	(10,779)	(7,217)
Total capitalized internal-use software, net	$32,521	$16,704
Amortization expense of capitalized internal-use software was $3.6 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022.

As of December 31, 2023, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
2024	$6,905
2025	7,304
2026	6,851
2027	6,138
2028	4,455
Thereafter	868
Total	$32,521

The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2023, the Company recorded an impairment expense of $0.2 million, related to an in-house operating system initiative that was determined to no longer provide future economic benefits during 2023. The impairment expense is recorded as research and development expense in the Company’s consolidated statement of operations. No impairment expense was recorded during the year ended December 31, 2022.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022

Accrued compensation	$4,105	$2,728
ESPP withholding	426	415
Accrued expenses	1,284	2,881
Accrued value-added tax ("VAT")	1,266	1,220
Financed insurance premiums (see Note 11)	893	1,545
Other	486	629
Accrued expenses and other current liabilities	$8,460	$9,418
Note 10. Commitments and Contingencies
Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The terms of these agreements primarily range from three-to-four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company’s finance leases have original lease periods expiring between 2024 and 2026. Finance leases are included in property and equipment, net on the Company’s consolidated balance sheets.
As of December 31, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately 1.7 years and the weighted average discount rate for finance leases was 11.0%. As of December 31, 2022, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately 2 years and the weighted average discount rate for finance leases was 10.2%.
The following table presents information regarding assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements (in millions):

	For the Years Ended December 31,
	2023	2022

Depreciation expense	$15.4	$13.2
Total finance lease costs	$16.9	$16.1
Total interest expense included in finance lease costs	$2.8	$3.9
Total lease financing obligation costs	$1.8	$1.4
Total interest expense included in lease financing obligation costs	$0.4	$0.3
Cash paid on interest on finance lease and lease financing obligations	$3.2	$3.8

Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its consolidated statements of operations.

During the year ended December 31, 2023, the Company entered into two sale-leaseback arrangements with vendors to provide an aggregate of $4.5 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as a lease financing obligation as the Company was reasonably certain to exercise the purchase option within the arrangement. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The Company did not enter into any new sale-leaseback arrangements during the year ended December 31, 2022.

The future minimum commitments for these finance leases and lease financing obligations as of December 31, 2023 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
2024	$16,983	$3,917	$20,900
2025	8,534	2,914	11,448
2026	2,768	—	2,768
2027	6	—	6
2028	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	28,291	6,831	35,122
Less imputed interest	(2,430)	(890)	(3,320)
Total liability	$25,861	$5,941	$31,802
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2024 and 2031. The Company does not have a material amount of short-term leases as of December 31, 2023.

In July 2023, the Company entered into an operating lease agreement for purposes of consolidating and moving out of two offices into one office, resulting in the recognition of $5.3 million of operating right-of-use assets and $5.2 million of operating lease liabilities, current and non-current, on its consolidated balance sheets.

As of December 31, 2023, the weighted average remaining lease term for operating leases was approximately 5.5 years and the weighted average discount rate for operating leases was approximately 7.1%. As of December 31, 2022, the weighted average remaining lease term for operating leases was approximately 5.6 years and the weighted average discount rate for operating leases was approximately 5.4%.

The future minimum commitments for these operating leases as of December 31, 2023 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
2024	$2,398
2025	2,002
2026	2,056
2027	2,118
2028	2,073
Thereafter	1,479
Total future minimum operating lease commitments	12,126
Less imputed interest	(2,097)
Total	$10,029
Non-lease components included in the Company’s co-location lease agreements are related to non-tangible utilities and services used in its data center operations. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these co-location lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each co-location facility.

The future minimum commitments for the Company’s non-cancellable contractual obligations as of December 31, 2023 for non-lease components were as follows (in thousands):

Year Ending December 31,
2024	$4,240
2025	2,623
2026	2,603
2027	2,679
2028	2,764
Thereafter	3,310
Total future minimum commitments	$18,219
The following table presents information regarding the Company’s operating leases (in millions). Total operating lease cost does not include costs related to services.

	For the Years Ended December 31,
	2023	2022

Rental expense for both lease and non-lease components	$8.1	$6.5
Rental expense for both lease and non-lease components included in cost of revenue	$6.8	$4.9
Rental expense related to lease components	$3.1	$3.3
Total operating lease cost	$10.6	$7.7
Total operating lease cost of $10.6 million for the year ended December 31, 2023 includes $1.8 million of variable lease costs and $0.7 million of short-term lease costs. Total operating lease cost of $7.7 million for the year ended December 31, 2022 includes $0.9 million of variable lease costs and $0.2 million of short-term lease costs.

Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of December 31, 2023, the Company had non-cancelable purchase commitments of $1.2 million and $0.6 million payable during the years ending December 31, 2024 and 2025, respectively.

During 2023, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of December 31, 2023, the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $1.9 million and $1.6 million to the 401(k) plan for the years ended December 31, 2023 and 2022, respectively.
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

On July 15, 2022, the Company received a demand letter from the investors that participated in the Simple Agreement for Future Equity (“SAFE”) agreement in August 2021 related to a contractual dispute in connection with the SAFE transaction. The investors sought a refund of their original investment of $10.0 million. In February 2023, the Company settled with the SAFE holders for a full release of all claims related to the SAFE transaction for a one-time payment in the amount of $1.5 million in aggregate. The $1.5 million settlement is included as a general and administrative expense in the Company’s consolidated statements of operations during the year ended December 31, 2022.

One of the SAFE holders, TMT Investments PLC (“TMT”), a beneficial holder of more than 5% of the Company’s capital stock, was a party to the settlement and received a pro-rata payment of $0.3 million as part of the SAFE settlement.
Accrued VAT Liability
The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT tax payable was $1.3 million and $1.2 million as of December 31, 2023 and 2022, respectively.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. The Company has agreed in certain circumstances to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. No losses have been recorded in the consolidated statements of operations in connection with the indemnification provisions.
Note 11. Debt
Credit Facility
During April 2022, the Company entered into a second amendment to its revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”). Under this amendment, the amounts available to be borrowed was increased to $30.0 million from $9.5 million. During January 2023, the Company entered into a third amendment to the RCA. Under this amendment, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.00%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. There were no other material changes to the RCA as a result of the amendment.

In December 2023, the Company entered into a fourth amendment related to the RCA. Under this amendment, the maximum borrowing available was reduced from $30 million to $20 million. Furthermore, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average SOFR plus 2.75%, or (b) the base rate described above. The RCA has an unused line fee equal to 0.3% of the difference between the maximum balance available under the RCA and the average daily balance outstanding during the quarter, payable within ten days of the last day of each quarter. The RCA provides for an annual commitment fee equal to 0.5% on the amount available to be borrowed, payable annually on December 29th. The Company incurred annual commitment fees on the unused balance of the RCA of $0.1 million for the year ended December 31, 2023. In connection with the RCA, the Company incurred an additional $5 thousand of additional debt issuance costs which, together with the $0.1 million of commitment fees and $0.1 million of the then unamortized debt issuance costs, will be amortized over the remaining term of the facility.

As of December 31, 2023, the Company had an outstanding balance of $4.1 million and the total amount available to the Company to be borrowed was $15.9 million. The outstanding balance of $4.1 million as of December 31, 2023 was collateralized by cash held by the Company. As such, the Company held $4.1 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s consolidated balance sheets as of December 31, 2023. With prior written notice to the Lender, the Company has the right, at any time prior to the maturity date in December 2025, to terminate the RCA. In the event of such termination, the aggregate principal of the then outstanding amounts, including any accrued interest to date, shall be repaid and the restrictions on the associated collateralized cash would be released.

As of December 31, 2023, the interest rate associated with the outstanding balance under the RCA was 8.1%, which is a per annum rate. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense and amortization of debt issuance costs related to the RCA was $0.6 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Advances under the RCA are due in full in December 2025. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its consolidated balance sheets as it has the intent and ability to maintain the facility outstanding for longer than 12 months. The Company classifies the facility as a debt facility, non-current on its consolidated balance sheets as of December 31, 2023.
Insurance Premium Financing Agreements
In November 2022, the Company entered into an additional insurance policy with annual premiums totaling $2.1 million. The Company executed an additional finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the periods presented of 4.5%, that finances the payment of the total premiums owed. The finance agreement required a $0.5 million down payment, with the remaining $1.5 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2023. As of December 31, 2023, the balance of this finance agreement was fully paid. Total interest expense related to this agreement was less than $0.1 million for both the years ended December 31, 2023 and 2022, respectively.

In November 2023, the Company entered into an insurance policy with annual premiums totaling $1.2 million. The Company has executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the year ended December 31, 2023 of 7.0%, that finances the payment of the total premiums owed. The agreement requires a $0.3 million down payment, with the remaining $0.9 million plus interest paid over three quarterly installments. These quarterly payments start February 10, 2024. As of December 31, 2023, the unpaid balance is $0.9 million, reported as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Total interest expense related to this agreement was less than $0.1 million for the year ended December 31, 2023.
Note 12. Stockholders’ Equity
Common Stock. From the time of its initial public offering through July 5, 2023, the Company had two outstanding classes of common stock, Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock were identical, except for voting, transfer, and conversion rights. On July 6, 2023, all of the Company’s then-outstanding shares of the Company’s Class B common stock were automatically converted (the “Conversion”) into the same number of shares of Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following the Conversion. In addition, on July 7, 2023, the Company filed a Certificate of Retirement with the Secretary of State of the

State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion. As of December 31, 2023, the Company’s sole outstanding class of common stock was its Class A common stock.
The Company had reserved shares of common stock for future issuance as follows:

December 31, 2023
2011 Equity Incentive Plan
Options outstanding	7,988,657
Shares available for future grants	—
2021 Equity Incentive Plan
Options outstanding	1,318,485
Restricted stock units outstanding	5,256,833
Shares available for future grants	7,400,180
2021 Employee Stock Purchase Plan
Shares available for future purchases	962,960
Total	22,927,115
Note 13. Stock-Based Compensation

Equity Incentive Plans
2011 Equity Incentive Plan. In 2011, the Company’s Board of Directors approved the adoption of the 2011 Stock Plan (the “2011 Plan”). The 2011 Plan provides for the grant of stock-based awards to employees, non-employee directors, and other service providers of the Company. The 2011 Plan expired in September 2021.
2021 Equity Incentive Plan. In October 2021, the Company’s Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and it was approved by stockholders in October 2021. The 2021 Plan replaced the 2011 Plan. However, awards outstanding under the 2011 Plan will continue to be governed by their existing terms. The 2021 Plan has the features described below.
Share Reserve. As of December 31, 2023, the number of shares of common stock available for issuance under the 2021 Plan equaled the sum of 14,662,500 shares, plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. In addition, the 2021 Plan includes an evergreen provision from which the number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years and ending on January 1, 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of Class A common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2021 Plan by 809,916 and 411,399 shares of Class A common stock during the years ended December 31, 2023 and 2022, respectively. In July 2023, the Company increased the number of shares reserved under the 2021 Plan by 8,292,158 shares of Class A common stock pursuant to the amendment and restatement of the 2021 Plan adopted by the Company’s board of directors and approved by the stockholders.
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted under the 2021 Plan generally vest based on continued service up to a four-year period for employees, and over a one-year period for non-employee directors.

RSU activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2022	3,716,061	$6.60
Granted	4,576,424	$5.06
Vested	(2,614,981)	$6.06
Forfeited	(420,671)	$5.38
Unvested balance as of December 31, 2023	5,256,833	$5.63
The weighted-average grant-date fair value of 4,163,608 RSUs granted during the year ended December 31, 2022 was $6.87. The fair value as of the respective vesting dates of RSUs was $14.2 million and $1.9 million during the years ended December 31, 2023 and 2022, respectively.

Stock Options

Stock Options. Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of stock options granted to employees during the year ended December 31, 2022. No stock options were granted during the year ended December 31, 2023.

For the Year Ended December 31,
2022

Expected term (in years)	6
Expected volatility	49.0%
Risk-free interest rate	1.20%
Expected dividend yield	—%
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

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding Equity Awards	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2022	1,836,566	12,371,281	$5.74	6.07	$32,385
Shares authorized	9,102,074
Options granted	—	—	—
Options exercised	—	(2,446,846)	1.89
Options cancelled	617,293	(617,293)	10.87
RSU award activity	(4,155,753)	—
Balance as of December 31, 2023	7,400,180	9,307,142	$6.41	5.57	$31,250
Vested and exercisable as of December 31, 2023		7,747,252	$5.24	5.17	$29,480
The weighted-average grant-date fair value of options granted was $6.26 during the year ended December 31, 2022. The intrinsic value of options exercised was $8.8 million and $10.5 million for the years ended December 31, 2023 and 2022, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s underlying common stock at the time of exercise. The aggregate grant-date fair value of options vested was $8.5 million and $13.0 million for the years ended December 31, 2023 and 2022, respectively.
ESPP

In October 2021, the Company’s Board of Directors adopted the ESPP, which became effective on the date of the IPO. The ESPP initially reserved and authorized the issuance of up to a total of 956,800 shares of Class A common stock to participating employees. Pursuant to its evergreen provision, the Company increased the number of shares reserved under the ESPP by 667,874 and 607,696 for the years ended December 31, 2023 and 2022, respectively.

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

695,046 and 574,364 shares of Class A common stock have been purchased under the ESPP during the years ended December 31, 2023 and 2022, respectively. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model with a similar methodology for determining inputs as the Company’s stock options, as described above.

The Company recorded stock-based compensation expense under this plan of $4.2 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, of which $0.8 million and $0.6 million was capitalized for the development of capitalized internal-use software.

As of December 31, 2023, the total unrecognized stock-based compensation expense related to the ESPP was $1.1 million and is expected to be recognized over a weighted average period of 1 year. As of December 31, 2023, $0.4 million had been withheld on behalf of employees for future purchases.

The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of the stock purchase rights granted to employees under the ESPP for the years ended December 31, 2023 and 2022:

For the Years Ended December 31,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	46% - 64%	45% - 68%
Risk-free interest rate	4.29% - 5.43%	0.10% - 4.75%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations was as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Cost of revenue	$1,986	$1,267
Research and development	9,218	6,698
Sales and marketing	8,801	5,360
General and administrative	5,172	3,724
Total stock-based compensation expense	$25,177	$17,049
During the years ended December 31, 2023 and 2022, the Company capitalized $5.0 million and $2.7 million, respectively, of stock-based compensation for the development of capitalized internal-use software. As of December 31, 2023, total unrecognized compensation cost related to stock options and RSUs not yet vested was $10.5 million and $27.4 million, respectively, which will be recognized over a weighted-average period of 1.3 and 2.1 years for stock options and RSUs, respectively.
Bonus Plan
During March 2022, the Company’s Compensation Committee of the Board of Directors approved a new bonus structure (“Bonus Plan”) for its employees. The Bonus Plan is contingent upon the achievement of annual corporate performance targets. In each respective calendar year, the Company accrues for the Bonus Plan. The actual payout amount is determined by the Company’s Compensation Committee based on the actual achievement with respect to the annual performance targets and is paid in the subsequent year in the variable number of RSUs equal to the payout amount. These RSUs are subject to performance and service condition vesting requirements, beginning from the grant date to the payout date. Participants must remain employed with the Company through the date of payout to maintain eligibility under the Bonus Plan.
Pursuant to the Bonus Plan, during February 2023 the Company’s Compensation Committee approved the issuance of approximately 288,000 RSUs that immediately vested based on actual performance against the performance targets for 2022. The Company recognized $1.9 million in stock-based compensation during the year ended December 31, 2022, of which the Company capitalized $0.3 million of stock-based compensation expense under this plan for the development of internal-use software.
During February 2023, the Company’s Board of Directors approved annual corporate performance targets under its Bonus Plan for 2023 for its employees. If these performance targets are met during 2023, employees will be paid out under the Bonus Plan in RSUs in 2024. As a result, the Company recognized $3.0 million in stock-based compensation during the year ended December 31, 2023 based on progress made towards these performance targets. These RSUs are subject to performance and service condition vesting requirements, beginning from the grant date to the payout date. During the year ended December 31, 2023, the Company capitalized $0.5 million of stock-based compensation expense under this plan for the development of internal-use software. As of December 31, 2023, the accrued bonus balance is $3.0 million, reported as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Pursuant to the Bonus Plan, during February 2024, the Company’s Compensation Committee approved the issuance of approximately 296,000 RSUs that immediately vested.

Note 14. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share for periods prior to the Conversion using the two-class method required for multiple classes of common stock and participating securities. Prior to the Conversion, shares of Class A and Class B were the only outstanding equity in the Company. The rights of the holders of the Class A common stock and Class B common stock were identical, except with respect to voting, transfer, and conversion. Accordingly, the Class A common stock and Class B common stock shared equally in the Company’s net losses.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Years Ended December 31,
	2023		2022
	(in thousands, except share and per share amounts)
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(47,656)	$(12,057)	$(20,980)	$(30,418)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	28,740,173	7,271,273	12,924,084	18,738,217
Net loss per share attributable to common stockholders – basic and diluted	$(1.66)	$(1.66)	$(1.62)	$(1.62)
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

	December 31,
	2023	2022

RSUs	5,256,833	3,716,061
Stock options	9,307,142	12,371,281
Shares issuable pursuant to the ESPP	101,430	120,191
Total	14,665,405	16,207,533

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

A summary of the restructuring charges as reported on the consolidated statement of operations for the year ended December 31, 2023, of which $0.7 million were related to involuntary terminations, is as follows (in thousands):

Severance and other Personnel Costs	For the Year Ended December 31, 2023
Research and development	$2,311
Sales and marketing	1,025
General and administrative	280
Total	$3,616

The following table is a summary of the charges in the severance and other personnel liabilities, included within accrued expenses and other current liabilities on the consolidated balance sheet, related to the workforce reduction (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	3,616
Cash payments during the period	(3,616)
Balance as of December 31, 2023	$—
Note 16. Income Taxes
The following table presents the components of net loss before income taxes (in thousands):

	For the Years Ended December 31,
	2023	2022
United States	$(59,713)	$(51,437)
Non-U.S.	—	—
Loss before provision for income taxes	$(59,713)	$(51,437)

The provision for income taxes included in the consolidated statement of operations is comprised of the following (in thousands):

	For the Years Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	—	(1)
Non-U.S.	—	—
Total current	—	(1)
Deferred:
Federal	—	(38)
State	—	—
Non-U.S.	—	—
Total deferred	$—	$(38)
Total provision	$—	$(39)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate, using a federal statutory rate of 21%:

	For the Years Ended December 31,
	2023	2022
Statutory federal income (benefit) rate	(21)%	(21)%
Increase (decrease) resulting from:
State income tax rate	(4)%	(4)%
Change in valuation allowance	29%	28%
Stock-based compensation	2%	—%
Tax credits	(6)%	(4)%
Fixed assets	—%	1%
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the Company’s deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$23,111	$15,154
R&D credit carryforwards	10,502	6,751
Stock-based compensation	2,083	2,211
Research and experimental expenditures under IRC Section 174	14,063	5,062
Lease liability	2,507	1,734
Disallowed interest expense	2,767	1,841
Accruals and other	1,064	(222)
	56,097	32,531
Valuation allowance	(44,606)	(27,049)
Total deferred tax asset	11,491	5,482
Deferred tax liability:
Fixed assets	(1,967)	(1,986)
Right of use asset	(2,496)	(1,666)
Capitalized internal-use software	(7,028)	(1,830)
Total deferred tax liability	$(11,491)	$(5,482)
Net deferred tax liability	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based on evidence of Company's earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance.
The valuation allowance increased by $17.6 million and $14.3 million during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company had federal and state NOL carryforwards of $91.4 million and $66.0 million, respectively. The federal NOL carryforwards consisted of $16.0 million generated before January 1, 2018, which will begin to expire in 2027 but are able to offset 100% of taxable income and $75.4 million generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning in tax years after December 31, 2021 as provided by the CARES Act.
The Company has federal research and development (“R&D”) credit carryforwards of $8.8 million which will begin to expire in 2032 and California R&D credit carryforwards of $4.2 million which do not expire. The Company also has $0.1 million of California enterprise zone credits which will begin to expire in 2028.
Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (specifically Section 382), as amended, and similar state provisions. The Company performed a Section 382 analysis through December 31, 2022 and determined that ownership changes occurred in the year 2007, 2009 and 2012. The ownership changes identified had no significant impact on federal and state net operating losses. The annual limitations may result in the expiration of net operating losses and credits before utilization in the future. At this time, we have not finalized a Section 382 analysis through December 31, 2023 to assess whether such an ownership change has occurred that could impact these federal and state net operating losses.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”) and an excise tax of 1% of stock repurchases, effective January 1, 2023. The various provisions of the Inflation Reduction Act do not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
Uncertain Income Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2023	2022
Balance at beginning of year	$1,239	$817
Tax positions related to the current year:
Additions	649	442
Reductions	—	—
Tax positions related to the prior year:
Additions	1	—
Reductions	—	(20)
Balance at end of year	$1,889	$1,239
The total amount of unrecognized tax benefits as of December 31, 2023 was $1.9 million, all related to federal and state tax jurisdictions. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

The Company’s policy is to account for interest and penalties as income tax expense. As of December 31, 2023, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months of this reporting date.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses described below, our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the three material weaknesses in our internal control over financial reporting described below.
As previously reported, management has determined that the Company had the following material weaknesses in its internal control over financial reporting, which continued to exist as of December 31, 2023:
i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, account reconciliations and presentation of the statement of cash flows;
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards, resulting in misstatements relating to completeness and accuracy of stock-based compensation; and
iii.our controls were not adequately designed and operating effectively to allow sufficient and timely review of the key assumptions and mathematical accuracy of our going concern assessment.

Remediation activities
In response to these material weaknesses, with the oversight from the Audit Committee of the Board of Directors, we have continued to implement significant changes to improve our internal control structure. Specifically, our remediation efforts include the following:
(1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring;
(2) enhancing the precision of control around balance sheets reconciliation and cash flow review controls, including the review of underlying source data and procedures to strengthen the retention of contemporaneous documentation of control reviews;

(3) implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our consolidated financial statement recording and reporting processes;
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
We intend to continue to take steps to remediate the material weaknesses described above, design and implement additional controls, and further evolve our accounting processes. The remaining material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the actions described above, once fully implemented and tested, will be sufficient to remediate the identified material weaknesses and strengthen our internal controls.
Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

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
(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Registrant, as amended and currently in effect.	10-Q	001-41026	3.1	08/14/2023

3.2	Amended and Restated Bylaws	10-Q	001-41026	3.2	12/14/2021

3.3	Certificate of Retirement	8-K	001-41026	3.1	07/10/2023

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	10-K	001-41026	4.1	03/28/2022

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-260333	10.1	10/18/2021

10.2+	2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-260333	10.2	10/18/2021

10.3+	Amended and Restated 2021 Equity Incentive Plan and form of agreements thereunder					X

10.4+	2021 Employee Stock Purchase Plan.	S-1	333-260333	10.4	11/02/2021

10.5+	Offer Letter, dated February 14, 2020, by and between the Company and Frank Patchel.	S-1	333-260333	10.5	10/18/2021

10.6†	Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	S-1	333-260333	10.6	10/18/2021

10.7	First Amendment to the Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	10-K	001-41026	10.8	03/28/2022

10.8	Second Amendment to the Loan and Security Agreement, dated as of October 21, 2021, by and between the Registrant and City National Bank	8-K	001-41026	10.1	04/27/2022

10.9	Third Amendment to the Loan and Security Agreement, dated as of January 20, 2023, by and between the Registrant and City National Bank	10-K	001-41026	10.10	03/31/2023

10.10	Fourth Amendment to the Loan and Security Agreement, dated as of December 29, 2023, by and between the Registrant and City National Bank					X

21.1	List of Subsidiaries of Backblaze, Inc.					X

23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page to this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

+Indicates management contract or compensatory plan, contract or agreement.

† Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits and/or schedules.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 29th day of March, 2024.

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

Signature	Title	Date

/s/ Gleb Budman	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 29, 2024
Gleb Budman

/s/ Frank Patchel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Frank Patchel

/s/ Jocelyn Carter-Miller	Director	March 29, 2024
Jocelyn Carter-Miller

/s/ Barbara Nelson	Director	March 29, 2024
Barbara Nelson

/s/ Earl E. Fry	Director	March 29, 2024
Earl E. Fry

/s/ Evelyn D’An	Director	March 29, 2024
Evelyn D’An