Form 10-Q
period 2024-03-31
Backblaze, Inc.
filed 2024-05-08
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of April 30, 2024, 41.5 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,319	$12,502
Short-term investments, net	21,841	16,799
Accounts receivable, net	1,621	800
Prepaid expenses and other current assets	8,938	8,413
Total current assets	38,719	38,514
Restricted cash, non-current	4,682	4,128
Property and equipment, net	42,585	45,600
Operating lease right-of-use assets	9,470	9,980
Capitalized internal-use software, net	35,467	32,521
Other assets	963	944
Total assets	$131,886	$131,687
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,441	$1,973
Accrued expenses and other current liabilities (Note 9)	6,373	8,768
Finance lease liabilities and lease financing obligations, current	17,352	18,492
Operating lease liabilities, current	1,808	1,878
Deferred revenue, current	28,684	25,976
Total current liabilities	55,658	57,087
Debt facility, non-current	4,682	4,128
Deferred revenue, non-current	4,540	4,073
Finance lease liabilities and lease financing obligations, non-current	11,598	13,310
Operating lease liabilities, non-current	7,954	8,151
Total liabilities	$84,432	$86,749
Commitments and contingencies (Note 11)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 41,469,779 and 39,150,610 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	205,957	192,388
Accumulated deficit	(158,507)	(147,454)
Total stockholders’ equity	47,454	44,938
Total liabilities and stockholders’ equity	$131,886	$131,687

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$29,968	$23,394
Cost of revenue	14,157	12,425
Gross profit	15,811	10,969
Operating expenses:
Research and development	9,746	10,533
Sales and marketing	10,022	10,559
General and administrative	6,553	6,677
Total operating expenses	26,321	27,769
Loss from operations	(10,510)	(16,800)
Investment income	384	610
Interest expense	(921)	(923)
Loss before provision for income taxes	(11,047)	(17,113)
Income tax provision	6	—
Net loss	$(11,053)	$(17,113)
Net loss per share, basic and diluted	$(0.27)	$(0.50)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	40,225,239	33,922,683
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 15 for further details.

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
Net loss	—	—	—	(11,053)	(11,053)
Issuance of Class A common stock upon exercise of stock options	1,429,482	—	4,283	—	4,283
Issuance of Class A common stock under the 2021 Plan	593,239	—	—	—	—
Issuance of restricted stock units related to the 2023 Bonus Plan (See Note 14)	296,448	—	3,507	—	3,507
Stock-based compensation	—	—	5,779	—	5,779
Balance as of March 31, 2024	41,469,779	$4	$205,957	$(158,507)	$47,454

	Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(17,113)	(17,113)
Issuance of Class A common stock upon exercise of stock options	496,905	—	840	—	840
Issuance of Class A common stock under 2021 Plan	338,864	—	—	—	—
Issuance of restricted stock units related to the 2022 Bonus Plan (See Note 14)	287,908	—	1,848	—	1,848
Stock-based compensation	—	—	6,246	—	6,246
Balance as of March 31, 2023	34,517,414	$4	$165,419	$(104,854)	$60,569
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 15 for further details.

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,053)	$(17,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net accretion of discount on investment securities and net realized investment gains	(21)	(540)
Noncash lease expense on operating leases	510	647
Depreciation and amortization	6,912	5,733
Stock-based compensation	5,529	5,828
Loss on disposal of assets	15	—
Changes in operating assets and liabilities:
Accounts receivable	(821)	67
Prepaid expenses and other current assets	(568)	474
Other assets	(19)	22
Accounts payable	(457)	(48)
Accrued expenses and other current liabilities	481	(565)
Deferred revenue	3,175	957
Operating lease liabilities	(267)	(653)
Net cash provided by (used in) operating activities	3,416	(5,191)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(14,778)	(9,734)
Maturities of marketable securities	9,758	23,500
Proceeds from disposal of property and equipment	(15)	—
Purchases of property and equipment	(423)	(3,023)
Capitalized internal-use software costs	(3,323)	(3,434)
Net cash (used in) provided by investing activities	(8,781)	7,309
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(4,802)	(5,112)
Proceeds from debt facility	554	2,996
Principal payments on insurance premium financing	(293)	(509)
Proceeds from exercises of stock options	4,277	859
Net cash used in financing activities	(264)	(1,766)
Net (decrease) increase in cash and restricted cash, non-current	(5,629)	352
Cash, cash equivalents, restricted cash, current and restricted cash, non-current at beginning of period	16,630	11,165
Cash, restricted cash, current and restricted cash, non-current at end of period	$11,001	$11,517
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$944	$918
Cash paid for income taxes	$2	$2
Cash paid for operating lease liabilities	$621	$724
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$1,049	$1,008
Accrued bonus settled in restricted stock units	$3,507	$1,848
2023 Bonus Plan expense classified as stock-based compensation	$473	$590
2024 Bonus Plan accrual classified as stock-based compensation	$327	$—
Equipment acquired through finance lease and lease financing obligations	$2,216	$3,023
Accruals related to purchases of property and equipment	$29	$886
Assets obtained in exchange for operating lease obligations	$—	$183
Receivable recorded due to stock option exercises pending settlement	$23	$154
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$6,319	$4,047
Restricted cash - included in prepaid expenses and other current assets	$—	$169
Restricted cash, non-current	$4,682	$7,301
Total cash and restricted cash	$11,001	$11,517
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and stockholders' equity for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Reclassifications
Certain reclassifications have been made to prior periods to confirm with current year presentation.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.
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

Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s Employee Stock Purchase Plan (“ESPP”) expense, and accounting for income taxes, including estimates for deferred tax assets, valuation allowance, and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
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
Concentrations and Risks and Uncertainties

Liquidity. The Company believes that its existing cash, cash equivalents and short-term investments together with cash provided by operations, will be sufficient to support its working capital and capital expenditure requirements for at least the next 12 months. However, to achieve its continued growth and objectives, the Company may need to obtain additional sources of financing which may include entering into lease agreements, sale-leaseback arrangements, credit facilities, other debt financing arrangements for the purpose of acquiring infrastructure equipment and to fund its operations, or pursue equity financing. In the event that the Company requires additional financing, it may not be able to raise such financing on terms acceptable to us or at all. If the Company is unable to obtain additional sources of financing, raise additional capital or generate cash flows necessary to expand its operations and invest in continued innovation, it may not be able to compete successfully, which would harm its business, results of operations and financial condition.

Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable, short-term investments, and unbilled accounts receivable. The Company maintains its cash, restricted cash, and short-term investments with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds at such institutions and incur significant losses to the extent its funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the condensed consolidated balance sheets. While the Company and its bank has not been directly affected by the failures of certain banks, the banking industry overall has experienced disruption and uncertainty, which could put additional pressures on the Company’s bank and other banks, and may negatively impact the availability and costs for various banking and investment offerings. The Company does not have separate collateral requirements to support financial instruments subject to credit risk.

Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply and service disruptions that could harm the Company’s business.

	Three Months Ended March 31,
	2024	2023
Cash disbursement concentration
Number of vendors	2	2
Total cash disbursements represented by vendors listed above	24%	22%

	March 31, 2024	December 31, 2023
Accounts payable concentration
Number of vendors	2	2
Total accounts payable balance represented by vendors listed above	25%	30%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	39%	36%

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
Investments, net

The Company holds all investments on a held-to-maturity basis, and they are reported at amortized cost with realized gains or losses reported in earnings. The Company determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date.

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a periodic basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security. The allowance for credit losses is less than $1.0 thousand as of March 31, 2024 and December 31, 2023.

The Company’s short-term investments include investment grade commercial paper and U.S. treasury securities with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the balance sheet.

Restricted Cash

The Company had $4.7 million and $4.1 million in restricted cash as of March 31, 2024 and December 31, 2023, respectively, related to the line of credit agreement with City National Bank. See Note 12 for further details.
Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

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
Note 3. Revenues
Deferred Contract Costs
The following tables presents the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

	March 31, 2024	December 31, 2023
Deferred contract costs	$543	$489

	Three Months Ended March 31,
	2024	2023
Amortization of deferred contract costs	$281	$261
Deferred Revenue

The following table presents information regarding the Company’s deferred revenue (in thousands):

	March 31, 2024	December 31, 2023
Deferred revenue	$33,224	$30,049

	Three Months Ended March 31,
	2024	2023
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$10,453	$9,269

The Company’s deferred revenue as stated on its condensed consolidated balance sheets presented approximates its contract liability balance as of March 31, 2024 and December 31, 2023. The Company’s total deferred revenue balance as of March 31, 2024, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of March 31, 2024, the Company's RPOs were $35.9 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers. As of March 31, 2024, the Company expects to recognize approximately 84% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.

Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended March 31,
	2024	2023

B2 Cloud Storage	$14,622	$9,977
Computer Backup	15,346	13,417
Total revenue(1)	$29,968	$23,394
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2024	2023

Consumption-based arrangements	$14,278	$9,905
Subscription-based arrangements	15,567	13,339
Physical Media (point in time)	123	150
Total revenue	$29,968	$23,394
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023

United States	$21,927	$16,716
United Kingdom	1,628	1,250
Canada	1,398	1,218
Other	5,015	4,210
Total revenue	$29,968	$23,394

Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized losses, and fair value by significant investment category. The Company’s U.S. treasury securities and commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity investments and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of March 31, 2024	(In Thousands)
Investments
U.S. treasury securities	$5,012	$—	$(2)	$5,010	$5,012
Commercial paper	16,829	$—	(19)	16,810	16,829
Total investments	$21,841	$—	$(21)	$21,820	$21,841

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
Cash equivalents
Commercial paper	$4,976	$10	$—	$4,986	$4,976
Total cash equivalents	$4,976	$10	$—	$4,986	$4,976

Investments
Commercial Paper	$16,799	$—	$(10)	$16,789	$16,799
Total investments	$16,799	$—	$(10)	$16,789	$16,799
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of March 31, 2024 and December 31, 2023, by contractual maturity, are shown below.

As of March 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$21,841	$21,820
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$21,841	$21,820

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$16,799	$16,789
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$16,799	$16,789
Aging of Unrealized Losses
For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of March 31, 2024	(Dollars In Thousands)
Investments
U.S. treasury securities	1	$5,010	$(2)	1	$5,010	$(2)
Commercial paper	4	16,810	(19)	4	16,810	(19)
Total	5	$21,820	$(21)	5	$21,820	$(21)

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023	(Dollars In Thousands)
Investments
Commercial paper	4	$16,789	$(10)	4	$16,789	$(10)
Total	4	$16,789	$(10)	4	$16,789	$(10)
Note 5. Fair Value Measurements
The Company classifies its U.S. treasury securities within Level 1 of the fair value hierarchy because the fair value of these securities are priced based on quoted markets in active markets for identical assets. The Company classifies its commercial paper within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for underlying securities which may not be actively traded.

The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of March 31, 2024	Level 1	Level 2	Total
Investments
U.S. treasury securities	$5,010	$—	$5,010
Commercial paper	—	16,810	16,810
Total	$5,010	$16,810	$21,820

As of December 31, 2023	Level 1	Level 2	Total
Investments
Commercial paper	$—	$16,789	$16,789
Total	$—	$16,789	$16,789
There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2024 and 2023, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively.

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Unbilled accounts receivable, net	$2,461	$2,375
Prepaid expenses	3,015	2,313
Receivable from payment processor	1,242	1,276
Financed prepaid insurance	701	1,001
Other	1,519	1,448
Total prepaid expenses and other current assets	$8,938	$8,413
Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Data center equipment	$39,167	$37,245
Leased and financed data center equipment	69,021	68,757
Machinery and equipment	14,322	14,004
Computer equipment	2,405	2,472
Leasehold improvements	1,114	1,114
Construction-in-progress	1,246	1,371
Total property and equipment	127,275	124,963
Less: accumulated depreciation and amortization	(84,690)	(79,363)
Total property and equipment, net	$42,585	$45,600
Depreciation expense was $5.5 million and $5.0 million for the three months ended March 31, 2024 and 2023, respectively. For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $34.3 million and $31.6 million as of March 31, 2024 and December 31, 2023, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $34.7 million and $37.1 million as of March 31, 2024 and December 31, 2023, respectively.

The Company had long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets consisting of the following (in thousands):

	March 31, 2024	December 31, 2023

United States	$46,929	$50,746
The Netherlands	5,126	4,834
Total property and equipment, net and operating lease right-of-use assets	$52,055	$55,580

Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Developed software	$47,528	$43,156
General and administrative software	144	144
Total capitalized internal-use software	47,672	43,300
Less: accumulated amortization	(12,205)	(10,779)
Total capitalized internal-use software, net	$35,467	$32,521
Amortization expense of capitalized internal-use software was $1.4 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations.
As of March 31, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$5,330
2025	8,179
2026	7,725
2027	7,005
2028	5,255
Thereafter	1,973
Total	$35,467
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$1,246	$4,105
ESPP withholding	1,281	426
Accrued expenses	1,349	1,284
Accrued value-added tax ("VAT") liability	1,126	1,266
Financed insurance premiums (see Note 12)	601	893
Other(1)	770	794
Accrued expenses and other current liabilities	$6,373	$8,768
(1) As of March 31, 2024, the company reclassified certain current liabilities from accounts payable to accrued expenses and other current liabilities. The prior period amount of $0.3 million as of December 31, 2023 has been reclassified to conform with current presentation.
Note 10. Finance Leases and Lease Financing Obligations

Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The term of these agreements primarily range from three to four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company's finance leases have original lease periods expiring between 2024 and 2027. Finance leases are included in property and equipment, net on the Company’s condensed consolidated balance sheets.
As of March 31, 2024, the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.6 years and the weighted average discount rate for finance leases was 11.4%. As of December 31, 2023 , the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.7 years and the weighted average discount rate for finance leases was approximately 11.0%.

The following table presents information regarding assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements (in thousands):

	Three Months Ended March 31,
	2024	2023

Depreciation expense	$4,231	$3,566
Total finance lease costs	$4,157	$4,044
Total interest expense included in finance lease costs	$593	$738
Total lease financing obligation costs	$879	$333
Total interest expense included in lease financing obligation costs	$212	$73
Cash paid on interest on finance lease and lease financing obligations	$805	$811

Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations.

The future minimum commitments for these finance leases and lease financing obligations as of March 31, 2024 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2024	$12,894	$2,849	$15,743
2025	9,319	2,914	12,233
2026	3,597	—	3,597
2027	353	—	353
2028	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	26,163	5,763	31,926
Less imputed interest	(2,301)	(675)	(2,976)
Total finance lease and lease financing obligation liabilities	$23,862	$5,088	$28,950
Note 11. Commitments and Contingencies
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2024 and 2031. The Company did not have any short-term leases as of March 31, 2024.
As of March 31, 2024, the weighted average remaining lease term for operating leases was approximately 5.4 years and the weighted average discount rate for operating leases was approximately 7.2%. As of December 31, 2023, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate for operating leases was approximately 7.1%. There have been no material changes to the Company’s operating lease commitments, which excludes amounts allocated to services under operating lease agreements that are considered non-lease components during the three months ended March 31, 2024.

Non-lease components included in the Company’s colocation lease agreements are related to non-tangible utilities and services used in its data center operations, which are not recorded on the Company’s condensed consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these colocation lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each colocation facility. There have been no material changes to the Company’s non-cancellable contractual obligations for non-lease components during the three months ended March 31, 2024.

The following table presents information regarding the Company’s operating leases (in thousands). Total operating lease cost does not include costs related to services.

	Three Months Ended March 31,
	2024	2023

Rental expense for both lease and non-lease components	$1,983	$1,986
Rental expense for both lease and non-lease components included in cost of revenue	$1,690	$1,490
Rental expense related to lease components	$691	$919
Total operating lease cost	$2,983	$2,749
Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of March 31, 2024, the Company had non-cancelable purchase commitments of $0.8 million and $0.5 million payable during the remainder of the year ending December 31, 2024 and the year ending December 31, 2025, respectively.

During the three months ended March 31, 2024, the Company made payments of $0.1 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of March 31, 2024, the scope of services has not been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan during each of the three months ended March 31, 2024 and 2023, respectively.
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
Accrued VAT Liability

The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT payable was $1.1 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.
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
Note 12. Debt
Debt Facility
In December 2023, the Company entered into a fourth amendment related to the revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”). Under this amendment, the maximum borrowing available was reduced from $30 million to $20 million. Furthermore, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.75%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater (i) of 3.00% or (ii) the prime rate most recently announced by the Lender. The RCA has an unused line fee equal to 0.3% of the difference between the maximum balance available under the RCA and the average daily balance outstanding during the quarter, payable within ten days of the last day of each quarter. The RCA provides for an annual commitment fee equal to 0.5% on the amount available to be borrowed, payable annually on December 29th. In connection with the RCA, the Company incurred an additional $32 thousand of additional debt issuance costs which, together with $0.1 million of commitment fees and $0.1 million of the then unamortized debt issuance costs, will be amortized over the remaining term of the facility.

As of March 31, 2024, the interest rate associated with the outstanding balance under the RCA was 8.1%, which is a per annum rate. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense and amortization of debt issuance costs related to the RCA was $0.1 million for each of three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, the Company had an outstanding balance of $4.7 million and the total amount available to the Company to be borrowed was $15.3 million. Under the RCA, the outstanding balance of $4.7 million as of March 31, 2024 was collateralized by cash held by the Company. As such, the Company held $4.7 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s condensed consolidated balance sheet as of March 31, 2024. Furthermore, as of March 31, 2024 and December 31, 2023, the carrying value of the Company's debt facility obligations approximates fair value.

Advances under the RCA are due in full in December 2025. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its condensed consolidated balance sheets as it has the intent and ability to maintain the facility outstanding for longer than 12 months. The Company classified the facility as a debt facility, non-current on its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Insurance Premium Financing Agreement
In November 2022, the Company entered into an insurance policy with annual premiums totaling $2.1 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the periods presented of 4.5%, that finances the payment of the total premiums owed. The finance agreement required a $0.5 million down payment, with the remaining $1.5 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2023. As of December 31, 2023, the balance of this finance agreement was fully paid. Total interest expense related to this agreement was $14 thousand for the three months ended March 31, 2023.
In November 2023, the Company entered into an insurance policy with annual premiums totaling $1.2 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the periods presented of 7%, that finances the payment of the total premiums owed. The finance agreement required a $0.3 million down payment, with the remaining $0.9 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2024. As of March 31, 2024, the unpaid balance is $0.6 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Total interest expense related to this agreement was $12 thousand for the three months ended March 31, 2024.
Note 13. Stockholders’ Equity
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2024	December 31, 2023
2011 Equity Incentive Plan (“2011 Plan”)
Options outstanding	6,509,133	7,988,657
2021 Equity Incentive Plan (“2021 Plan”)
Options outstanding	1,271,055	1,318,485
Restricted stock units outstanding	4,688,348	5,256,833
Shares available for future grants	9,133,980	7,400,180
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,745,972	962,960
Total	23,348,488	22,927,115
Note 14. Stock-Based Compensation
Equity Incentive Plan
Share Reserve. As of March 31, 2024, the number of shares of common stock available for issuance under the 2021 Plan equaled the sum of 14,662,500 shares, plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. In addition, the 2021 Plan includes an evergreen provision from which the number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years and ending on January 1, 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of Class A common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2021 Plan by 1,957,530 and 809,916 shares of Class A common stock during three months ended March 31, 2024 and the year ended December 31, 2023, respectively. In July 2023, the Company increased the number of shares reserved under the 2021 Plan by 8,292,158 shares of Class A common stock pursuant to the amendment and restatement of the 2021 Plan adopted by the Company’s board of directors and approved by the stockholders.
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
Restricted Stock Units
Restricted stock units (“RSUs”) granted under the 2021 Plan generally vest based on continued service up to a four-year period for employees, and over a one year period for non-employee directors.
RSU activity for the three months ended March 31, 2024 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2023	5,256,833	$5.63
Granted	455,028	$10.71
Vested	(889,687)	$7.76
Forfeited	(133,826)	$5.45
Unvested balance as of March 31, 2024	4,688,348	$5.72

The weighted-average grant-date fair value of 989,283 RSUs granted during the three months ended March 31, 2023 was $5.97. The fair value as of the respective vesting dates of RSUs was $10.5 million and $3.8 million during the three months ended March 31, 2024 and 2023, respectively.

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2023	7,400,180	9,307,142	$6.41	5.57	$31,250
Shares authorized	1,957,530
Options granted	—	—	—
Options exercised	—	(1,429,482)	3.00
Options canceled	97,472	(97,472)	13.88
RSU awards granted, net of forfeitures	(321,202)	—
Balance as of March 31, 2024	9,133,980	7,780,188	$6.94	5.70	$40,146
Vested and exercisable as of March 31, 2024		6,597,145	$5.86	5.42	$37,793
The intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was $9.9 million and $2.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $1.8 million and $2.3 million during the three months ended March 31, 2024 and 2023, respectively.
ESPP
As of December 31, 2022, the ESPP reserved and authorized the issuance of up to a total of 1,564,496 shares of Class A common stock to participating employees. Pursuant to its evergreen provision, the Company increased the number of shares reserved under the ESPP by 783,012 and 667,874 during the three months ended March 31, 2024 and 2023, respectively.

The Company recorded stock-based compensation expense under this plan of $0.3 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, of which the Company capitalized $0.2 million for each of the three months ended March 31, 2024 and 2023, respectively, of stock-based compensation expense under this plan for the development of internal-use software.

As of March 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $1.2 million and is expected to be recognized over a weighted average period of one year, of which $0.5 million is related to incremental modification expense. As of March 31, 2024, $1.3 million had been withheld on behalf of employees, respectively.

The Company did not grant stock purchase rights under the ESPP during the three months ended March 31, 2024 and 2023, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$386	$416
Research and development	2,108	2,133
Sales and marketing	1,822	2,152
General and administrative	1,213	1,127
Total stock-based compensation expense	$5,529	$5,828
During each of three months ended March 31, 2024 and 2023, the Company capitalized $1.0 million, respectively, of stock-based compensation for the development of internal-use software. As of March 31, 2024, total compensation cost related to stock options and RSUs not yet vested was $8.3 million and $24.3 million, respectively, which will be recognized over a weighted-average period of 1.2 and 2.0 years for stock options and RSUs, respectively.
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
During February 2023, the Company’s Board of Directors approved 2023 corporate performance targets under its Bonus Plan for its employees. During February 2024, the Company’s Compensation Committee approved the issuance of approximately 296,000 RSUs that immediately vested based on actual performance against the performance targets for 2023.
During February 2024, the Company’s Board of Directors approved annual corporate performance targets under its Bonus Plan for 2024 for its employees. As of March 31, 2024, the accrued bonus balance is $0.3 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Pursuant to the Bonus Plan, the Company recognized $0.8 million and $0.6 million in stock-based compensation during the three months ended March 31, 2024 and 2023, respectively, of which the Company capitalized $0.1 million of stock-based compensation expense under this plan for the development of internal-use software during both the three months ended March 31, 2024 and 2023, respectively.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:	Class A	Class A	Class B
Net loss attributable to common stockholders	$(11,053)	$(9,302)	$(7,811)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	40,225,239	18,439,152	15,483,531
Net loss per share attributable to common stockholders – basic and diluted	$(0.27)	$(0.50)	$(0.50)
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

	March 31,
	2024	2023
RSUs	4,688,348	3,986,997
Stock options	7,780,188	11,763,927
Shares issuable pursuant to the ESPP	315,270	295,879
Total	12,783,806	16,046,803
Note 16. Restructuring
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

A summary of the restructuring charges as reported on the condensed consolidated statements of operations for the three months ended March 31, 2023, of which $0.7 million were related to involuntary terminations, is as follows (in thousands):

Severance and other Personnel Costs	Three Months Ended March 31, 2023
Research and development	$1,152
Sales and marketing	1,025
General and administrative	280
Total	$2,457

The Company has completed its remaining payments for severance and termination related liabilities as of December 31, 2023.
Note 17. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for each of the three months ended March 31, 2024 and 2023 was zero as the Company has incurred continuous operating losses. The Company recorded a $6.0 thousand income tax provision during the three months ended March 31, 2024. The Company recorded no income tax provision or benefit during the three months ended March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2023 included in the Annual Report on Form 10-K for the year ended December 31, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to "Backblaze," the “Company”, "we," "our," "us," or similar terms refer to Backblaze, Inc. and its consolidated subsidiaries.
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
We believe that focusing on storage use cases and promoting an open cloud ecosystem allows us to integrate well with a broad range of partners. We have consistently invested in innovation, showcased by our technology platform and related features, as well as a highly efficient content-driven and self-serve, sales, and channel go-to-market strategy, allowing us to achieve customer, community, and product milestones.
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
International Expansion

While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 27% of our total revenue originating outside of the United States for the three months ended March 31, 2024. We believe international expansion may represent a meaningful opportunity to generate further demand for our solutions in international geographies. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

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

	March 31,
	2024	2023
B2 Cloud Storage
Net revenue retention rate (NRR)	126%	120%
Gross customer retention rate	89%	90%
Annual recurring revenue (in millions)	$59.5	$41.7

Computer Backup
Net revenue retention rate (NRR)	101%	106%
Gross customer retention rate	91%	90%
Annual recurring revenue (in millions)	$62.6	$54.2

Total Company
Net revenue retention rate (NRR)	112%	111%
Gross customer retention rate	91%	91%
Annual recurring revenue (in millions)	$122.1	$95.9

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

Our Net Revenue Retention Rate increased by 6% for B2 Cloud Storage as of March 31, 2024 compared to March 31, 2023, primarily due to the price increase and, to a lesser extent, growth from existing customers. Our Net Revenue Retention Rate decreased by 5% for Computer Backup as of March 31, 2024 compared to March 31, 2023, primarily due to customer churn.
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

Our Gross Customer Retention Rate was essentially flat for both B2 Cloud Storage and Computer Backup as of March 31, 2024 compared to March 31, 2023.
Annual Recurring Revenue
We define annual recurring revenue (ARR) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our total revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall annual recurring revenue based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 126% as of March 31, 2024. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Our ARR increased by $17.8 million, or 42.7% for B2 Cloud Storage as of March 31, 2024 compared to March 31, 2023, primarily due to increased storage by our customers and to a lesser extent, the price increase and increased sales from B2 Reserve. Our ARR increased by $8.4 million or 15.5%, for Computer Backup as of March 31, 2024 compared to March 31, 2023, primarily due to the price increase and, to a lesser extent, growth from existing customers.
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
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements and interest on the outstanding balance of our existing debt facility.
Income Tax Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Revenue	$29,968	$23,394
Cost of revenue(1)	14,157	12,425
Gross profit	15,811	10,969
Operating expenses:
Research and development(1)	9,746	10,533
Sales and marketing(1)	10,022	10,559
General and administrative(1)	6,553	6,677
Total operating expenses	26,321	27,769
Loss from operations	(10,510)	(16,800)
Investment income	384	610
Interest expense	(921)	(923)
Loss before provision for income taxes	(11,047)	(17,113)
Income tax provision	6	—
Net loss	$(11,053)	$(17,113)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, unaudited)
Cost of revenue	$386	$416
Research and development	2,108	2,133
Sales and marketing	1,822	2,152
General and administrative	1,213	1,127
Total stock-based compensation expense	$5,529	$5,828

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenue	100%	100%
Cost of revenue	47	53
Gross profit	53	47
Operating expenses:
Research and development	33	45
Sales and marketing	33	45
General and administrative	22	29
Total operating expenses	88	119
Loss from operations	(35)	(72)
Investment income	1	3
Interest expense	(3)	(4)
Loss before provision for income taxes	(37)	(73)
Income tax provision	—	—
Net loss	(37)%	(73)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	Change	%Change
	(in thousands, except percentages)
B2 Cloud Storage revenue	$14,622	$9,977	$4,645	47%
Computer Backup revenue	15,346	13,417	1,929	14%
Total revenue(1)	$29,968	$23,394	$6,574	28%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
Total revenue increased by $6.6 million, or 28%, for the three months ended March 31, 2024 compared to the same period in 2023. B2 Cloud Storage increased by $4.6 million, approximately $2.2 million of which was due to increased storage, $2.0 million by the price increase in October 2023, and $0.4 million from sales of B2 Reserve. The remaining increase of $1.9 million was from Computer Backup, approximately $2.1 million of which was due to price increases that went into effect in September 2021 and October 2023, and partially offset by $0.2 million due to the decreased license count. Our price increase amounts noted above are inherent estimates that are based on an average price charged per customer and other assumptions that may offset the increase, such as free egress and impact of the price increase on the amount of data stored and customer license count.
During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. While the impact of these price increases have inherent uncertainty, we expect a favorable impact to total revenue across our products over the remainder of 2024, and do not expect a significant change in costs solely as a result of the increase. As a result of this price increase, we have not experienced a material impact on customer retention as of March 31, 2024.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2024	2023	Change	%Change
	(in thousands, except percentages)
Cost of revenue	$14,157	$12,425	$1,732	14%
Gross margin	53%	47%
Cost of revenue increased by $1.7 million, or 14%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily attributable to $1.2 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business and $0.5 million related to managing and operating our co-location facilities that included new data centers.
Gross margin was 53% for the three months ended March 31, 2024 compared to 47% for the same period in 2023. The increase in gross margin was primarily due to our total revenue growth from the price increases as described above.
While the impact of the price increase we announced during the third quarter of 2023 has inherent uncertainty, we expect a favorable impact to gross margin over the remainder of 2024 as we do not expect a significant change in our cost of revenue solely as a result of the increase. Further, we plan to purchase additional infrastructure equipment of a similar magnitude over the remainder of 2024 in order to support the growth of our business.
Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change	%Change
	(in thousands, except percentages)
Research and development	$9,746	$10,533	$(787)	(7)%
Sales and marketing	10,022	10,559	(537)	(5)%
General and administrative	6,553	6,677	(124)	(2)%
Research and Development
Research and development expenses decreased by $0.8 million, or 7%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily attributable to $1.2 million related to non-recurring workforce reduction restructuring charges incurred for the three months ended March 31, 2023 and $0.1 million in overhead and general office expenses, and was partially offset by $0.6 million increase in personnel-related expenses as a result of increased headcount to support our storage cloud features and offerings.
Sales and Marketing

Sales and marketing expenses decreased by $0.5 million, or 5%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in sales and marketing expense was primarily attributable to $1.0 million related to non-recurring workforce reduction restructuring charges incurred for the three months ended March 31, 2023, $0.2 million related to stock-based compensation, and partially offset by an increase of $0.7 million in personnel-related expenses as a result of increased headcount to support our targeted marketing activities.
General and Administrative
General and administrative expenses decreased by $0.1 million, or 2%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily attributable to $0.3 million related to non-recurring workforce reduction restructuring charges incurred for the three months ended March 31, 2023, $0.3 million decrease related to professional fees for accounting and tax services, and was partially offset by $0.2 million increase in indirect tax expense, $0.1 million increase in stock-based compensation expenses, $0.1 million in personnel-related expenses as a result of increased headcount to support the growth of our business, and $0.1 million in overhead and general office expenses.
Investment Income

	Three Months Ended March 31,
	2024	2023	Change	%Change
	(in thousands, except percentages)
Investment income	$384	$610	$(226)	(37)%
Investment income decreased by $0.2 million, or 37%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a lower average marketable securities portfolio balance, partially offset by increased interest rates on our marketable securities.
Interest Expense

	Three Months Ended March 31,
	2024	2023	Change	%Change
	(in thousands, except percentages)
Interest expense	(921)	(923)	$2	—%
Interest expense was relatively flat for the three months ended March 31, 2024 compared to the same periods in 2023.
Income Tax Provision

	Three Months Ended March 31,
	2024	2023	Change	%Change
	(in thousands, except percentages)
Income tax provision	$6	$—	$6	—%
Our provision for income taxes was relatively flat for the three months ended March 31, 2024, compared to the same periods in 2023.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including adjusted gross margin and adjusted EBITDA, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
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

The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Gross profit	$15,811	$10,969
Adjustments:
Stock-based compensation	386	416
Depreciation and amortization	6,774	5,570
Adjusted gross profit	$22,971	$16,955
Gross margin	53%	47%
Adjusted gross margin	77%	72%
Adjusted EBITDA
Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, and other non-recurring charges. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.
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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(11,053)	$(17,113)
Adjustments:
Depreciation and amortization	6,912	5,733
Stock-based compensation(1)	5,529	5,703
Interest expense and investment income	537	313
Income tax provision	6	—
Workforce reduction and related severance charges	—	2,457
Adjusted EBITDA	$1,931	$(2,907)
Adjusted EBITDA margin	6%	(12%)
________________
(1) During the three months ended March 31, 2023, $125 thousand of stock-based compensation expense is classified as workforce reduction and related severance charges in the table above as it was incurred as part of our restructuring program. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of March 31, 2024 and December 31, 2023, our principal sources of liquidity were cash, short-term investments and restricted cash, non-current of $32.8 million and $33.4 million, respectively. In general, our restricted cash may only be used to pay down its debt facility.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash provided by operations and our revolving debt facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our debt facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data centers, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We plan to enter into finance lease agreements for purchase of infrastructure equipment and may also be required or choose to seek additional equity or debt financing in addition to our existing debt facility. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
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

The RCA matures in December 2025. Currently, the RCA does not have financial covenants and it requires us to hold collateral in the form of a lien prior to any advance. In the future, we may refinance this debt facility but may not be able to do so on terms acceptable to us or at all. Any such failure to obtain financing when needed could have a material adverse effect upon our liquidity and business.
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
As of March 31, 2024, the outstanding balance under the RCA was $4.7 million, and the amount available to us for borrowing was $15.3 million. The outstanding balance is collateralized by an equal amount of cash held, which we are obligated to hold as restricted cash. For further details, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of March 31, 2024, our future minimum commitments for these finance leases and lease financing obligations including interest were approximately $15.7 million and $16.2 million for the remainder of the year ending December 31, 2024 and thereafter, respectively. The weighted average discount rate for finance leases was 11.4% as of March 31, 2024.

As of March 31, 2024, our future minimum commitments for operating leases, which include both lease and non-lease components, were $4.8 million and $23.7 million for the remainder of the year ending December 31, 2024 and thereafter, respectively. For further information and our future minimum commitments on our finance leases and operating leases, see Note 10 and Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of March 31, 2024, we had non-cancelable purchase commitments of $0.8 million and $0.5 million payable during the remainder of the year ending December 31, 2024 and the year ending December 31, 2025, respectively.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$3,416	$(5,191)
Net cash (used in) provided by investing activities	(8,781)	7,309
Net cash used in financing activities	(264)	(1,766)
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
For the three months ended March 31, 2024, cash provided by operating activities was $3.4 million, which resulted from a net loss of $11.1 million, adjusted for non-cash charges of $12.9 million and net cash inflow of $1.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.9 million for depreciation and amortization expense and $5.5 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $3.2 million increase of deferred revenue, which increased due to our growing customer base and timing of collections from our customers, and a $0.5 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses, offset in part by a $0.8 million increase in accounts receivable, $0.6 million increase in prepaid and other current assets, $0.5 million decrease in accounts payable and $0.3 million decrease of operating lease liabilities. Cash provided by operations increased for the three months ended March 31, 2024, as compared to the same period in 2023 primarily due to our growing customer base, increased storage from existing customers and the price increase that began to take effect in October 2023 offset by increased expenditures related to managing and operating our co-location facilities, and increase spending in support of our expanded research and development and sales and marketing spending to support business growth.
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
Investing Activities

Cash used in investing activities during the three months ended March 31, 2024 was $8.8 million, resulting primarily from the purchase of short-term maturity investments of $14.8 million, $3.3 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and capital expenditures of $0.4 million in support of infrastructure deployments to support our growing business, offset in part by the $9.8 million maturity of our short-term investments.
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
Financing Activities
Cash used in financing activities for the three months ended March 31, 2024 was $0.3 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $4.8 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.3 million related to repayment of principal on financed insurance premiums, offset in part by $4.3 million in proceeds from the exercise of employee stock option and $0.6 million in proceeds from our debt facility.
Cash used in financing activities for the three months ended March 31, 2023 was $1.8 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $5.1 million related to hard drives and other infrastructure equipment used in our co-location facilities, $0.5 million related to repayment of principal on financed insurance premiums, offset in part by $3.0 million in proceeds from our debt facility and $0.9 million in proceeds from the exercise of employee stock options.
Critical Accounting Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting estimates as compared to those discussed in the Annual Report on Form 10-K, except as described in “Note 2” to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our debt facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of March 31, 2024, we had cash and cash equivalents and short-term investments balances of $6.3 million and $21.8 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
Further, our debt facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate tied, at our discretion, to SOFR or to the Prime Rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.
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
The material weaknesses identified in our internal control over financial reporting related to (i) a lack of sufficient and timely review of significant accounting transactions and reconciliations and (ii) inadequate ability to timely identify errors related to the recording of certain equity transactions, and (iii) the operating effectiveness of controls over our going concern assessment.
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

These specific efforts include: (1) strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring; (2) enhancing the precision of control around balance sheet reconciliation and cash flow review controls, including the review of underlying source data and procedures to strengthen the retention of contemporaneous documentation of control reviews; (3) implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our consolidated financial statement recording and reporting processes; (4) hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, a Director of Accounting, a Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and / or a Certified Public Accountant certification; and (5) reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions. We intend to continue to take steps to remediate our material weaknesses, design and implement additional controls, and further evolve our accounting processes. The remaining material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the actions described above, once fully implemented and tested, will be sufficient to remediate the identified material weaknesses and strengthen our internal controls.

For the first and second material weaknesses noted below, we are documenting specific remediation steps and will continue to work toward demonstrating operating effectiveness. For the third material weakness noted, we have completed documentation over our remediation plan and have concluded that our controls are appropriately designed. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect our outstanding material weaknesses to be fully remediated:

i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, account reconciliations and presentation of the statement of cash flows;
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards, resulting in misstatements relating to completeness and accuracy of stock-based compensation; and
iii.our controls were not operating effectively to allow sufficient and timely review of the key assumptions and mathematical accuracy of our going concern assessment.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $11.1 million and $17.1 million for the three months ended March 31, 2024 and 2023, respectively. Over our 15 years of operations, we had an accumulated deficit of $158.5 million as of March 31, 2024. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger marketing budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. In the third quarter of 2023, we also announced price increases to our Computer Backup and B2 Cloud Storage offerings, which took effect in the fourth quarter of 2023. While there was some incremental decline in the rate at which customers increase storage with us during the fourth quarter of 2023, we did not experience any material impact on customer retention as of December 31, 2023 and March 31, 2024, respectively. However, we may have not yet realized the full impact of the price increases, which could cause us to lose existing customers who do not wish to renew their subscriptions at the higher prices, reduce the number of new customers that buy our products, or decrease the amount of data that customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 381 as of December 31, 2023. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customers and customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In 2023, we initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were completed during the first nine months of 2023. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls. If we fail to manage our growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.

Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data centers.

We must continue to effectively manage our capital expenditures by maintaining and expanding our data center capacity, servers and equipment, and locations. The costs of leasing, building out and maintaining our data centers constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data centers, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center sites are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased and our operating margins could be materially reduced.
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
In the three months ended March 31, 2024, we derived approximately 27% of our revenue from customers outside of the United States. We may also expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data centers, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
Our management determined that as of December 31, 2023 we did not maintain effective internal controls over financial reporting, and as of March 31, 2024, we had outstanding material weaknesses, specifically related to control activities, as follows:

i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, account reconciliations and presentation of the statement of cash flows; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards, resulting in misstatements relating to completeness and accuracy of stock-based compensation; and
iii.our controls were not operating effectively to allow sufficient and timely review of the key assumptions and mathematical accuracy of our going concern assessment.

We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses (See Part 1, Item 4. Controls and Procedures included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding remediation efforts). We are in the process of designing and implementing internal controls intended to address our outstanding material weaknesses, and are also testing the operating effectiveness of these controls. For the third material weakness noted above, we have completed documentation over our remediation plan and have concluded that our controls are appropriately designed. The outstanding material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
Date: May 8, 2024

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)