Form 10-Q
period 2024-06-30
Backblaze, Inc.
filed 2024-08-08
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of July 31, 2024, 42.9 million shares of the registrant’s Class A common stock were outstanding.

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
•the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy; and
•our ability to successfully remediate and prevent material weaknesses in internal controls over financial reporting.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,273	$12,502
Short-term investments, net	14,373	16,799
Accounts receivable, net	1,814	800
Prepaid expenses and other current assets	8,252	8,413
Total current assets	33,712	38,514
Restricted cash, non-current	4,682	4,128
Property and equipment, net	41,037	45,600
Operating lease right-of-use assets, net	8,962	9,980
Capitalized internal-use software, net	38,335	32,521
Other assets	1,048	944
Total assets	$127,776	$131,687
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,147	$1,973
Accrued expenses and other current liabilities (Note 9)	5,854	8,768
Finance lease liabilities and lease financing obligations, current	16,951	18,492
Operating lease liabilities, current	1,668	1,878
Deferred revenue, current	29,438	25,976
Total current liabilities	55,058	57,087
Debt facility, non-current	4,682	4,128
Deferred revenue, non-current	4,605	4,073
Finance lease liabilities and lease financing obligations, non-current	10,763	13,310
Operating lease liabilities, non-current	7,570	8,151
Total liabilities	$82,678	$86,749
Commitments and contingencies (Note 11)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 42,886,281 and 39,150,610 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	213,949	192,388
Accumulated deficit	(168,855)	(147,454)
Total stockholders’ equity	45,098	44,938
Total liabilities and stockholders’ equity	$127,776	$131,687

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$31,285	$24,589	$61,253	$47,983
Cost of revenue	14,056	12,538	28,213	24,963
Gross profit	17,229	12,051	33,040	23,020
Operating expenses:
Research and development	9,589	9,925	19,335	20,458
Sales and marketing	10,991	9,875	21,013	20,434
General and administrative	6,458	6,165	13,011	12,842
Total operating expenses	27,038	25,965	53,359	53,734
Loss from operations	(9,809)	(13,914)	(20,319)	(30,714)
Investment income	362	519	746	1,129
Interest expense	(901)	(942)	(1,822)	(1,865)
Loss before provision for income taxes	(10,348)	(14,337)	(21,395)	(31,450)
Income tax provision	—	—	6	—
Net loss	$(10,348)	$(14,337)	$(21,401)	$(31,450)
Net loss per share, basic and diluted	$(0.25)	$(0.41)	$(0.52)	$(0.91)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	42,151,850	35,149,000	41,188,544	34,539,229
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

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2024
	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2024	41,469,779	$4	$205,957	$(158,507)	$47,454
Net loss	—	—	—	(10,348)	(10,348)
Issuance of Class A common stock upon exercise of stock options	265,347	—	716	—	716
Issuance of Class A common stock under the 2021 Equity Incentive Plan (as amended and restated, "2021 Plan")	764,638	—	—	—	—
Issuance of Class A common stock related to the 2021 Employee Stock Purchase Plan ("ESPP")	386,517	—	1,359	—	1,359
Stock-based compensation	—	—	5,917	—	5,917
Balance as of June 30, 2024	42,886,281	$4	$213,949	$(168,855)	$45,098

	Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2023	34,517,414	$4	$165,419	$(104,854)	$60,569
Net loss	—	—	—	(14,337)	(14,337)
Issuance of Class A common stock upon exercise of stock options	687,860	—	1,215	—	1,215
Issuance of Class A common stock under the 2021 Plan	430,672	—	—	—	—
Issuance of Class A common stock related to ESPP	348,555	—	1,171	—	1,171
Stock-based compensation	—	—	5,567	—	5,567
Balance as of June 30, 2023	35,984,501	$4	$173,372	$(119,191)	$54,185

	Six Months Ended June 30, 2024
	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
Net loss	—	—	—	(21,401)	(21,401)
Issuance of Class A common stock upon exercise of stock options	1,694,829	—	4,999	—	4,999
Issuance of Class A common stock under the 2021 Plan	1,357,877	—	—	—	—
Issuance of Class A common stock related to ESPP	386,517	—	1,359	—	1,359
Issuance of restricted stock units related to the 2023 Bonus Plan (see Note 14)	296,448	—	3,507	—	3,507
Stock-based compensation	—	—	11,696	—	11,696
Balance as of June 30, 2024	42,886,281	$4	$213,949	$(168,855)	$45,098

	Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(31,450)	(31,450)
Issuance of Class A common stock upon exercise of stock options	1,184,765	—	2,055	—	2,055
Issuance of Class A common stock under the 2021 Plan	769,536	—	—	—	—
Issuance of Class A common stock related to ESPP	348,555	—	1,171	—	1,171
Stock-based compensation	—	—	11,813	—	11,813
Issuance of restricted stock units related to the 2022 Bonus Plan (see Note 14)	287,908	—	1,848	—	1,848
Balance as of June 30, 2023	35,984,501	$4	$173,372	$(119,191)	$54,185
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

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,401)	$(31,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net accretion of discount on investment securities and net realized investment gains	31	(966)
Noncash lease expense on operating leases	1,018	1,293
Depreciation and amortization	13,937	11,864
Stock-based compensation	11,057	10,712
Gain on disposal of assets and other	(6)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,014)	30
Prepaid expenses and other current assets	(59)	941
Other assets	(104)	134
Accounts payable	(745)	(245)
Accrued expenses and other current liabilities	(274)	(1,600)
Deferred revenue	3,994	259
Operating lease liabilities	(791)	(1,399)
Net cash provided by (used in) operating activities	5,643	(10,428)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(24,127)	(9,734)
Maturities of marketable securities	26,523	38,500
Proceeds from disposal of property and equipment	184	78
Purchases of property and equipment	(694)	(4,719)
Capitalized internal-use software costs	(6,828)	(7,098)
Net cash (used in) provided by investing activities	(4,942)	17,027
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(9,711)	(9,734)
Proceeds from debt facility	554	3,529
Principal payments on insurance premium financing	(590)	(1,024)
Proceeds from exercises of stock options	5,012	2,182
Proceeds from ESPP	1,359	1,171
Net cash used in financing activities	(3,376)	(3,876)
Net (decrease) increase in cash and restricted cash, non-current	(2,675)	2,723
Cash, cash equivalents, restricted cash, current and restricted cash, non-current at beginning of period	16,630	11,165
Cash, restricted cash, current and restricted cash, non-current at end of period	$13,955	$13,888
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,817	$1,816
Cash paid for income taxes	$42	$58
Cash paid for operating lease liabilities	$1,328	$1,458
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$1,965	$2,030
Accrued bonus settled in restricted stock units	$3,507	$1,848
2023 Bonus Plan expense classified as stock-based compensation	$473	$929
2024 Bonus Plan accrual classified as stock-based compensation	$853	$—
Equipment acquired through finance lease and lease financing obligations	$5,989	$8,705
Accruals related to purchases of property and equipment	$18	$224
Assets obtained in exchange for operating lease obligations	$—	$268
Receivable recorded due to stock option exercises pending settlement	$5	$29
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$9,273	$5,886
Restricted cash - included in prepaid expenses and other current assets	$—	$169
Restricted cash, non-current	$4,682	$7,833
Total cash and restricted cash	$13,955	$13,888
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and stockholders' equity for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s ESPP expense, and accounting for income taxes, including estimates for deferred tax assets, valuation allowance, and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash disbursement concentration
Number of vendors	2	2	2	2
Total cash disbursements represented by vendors listed above	27%	20%	25%	21%

			June 30, 2024	December 31, 2023
Accounts payable concentration
Number of vendors			2	2
Total accounts payable balance represented by vendors listed above			32%	30%

Accounts receivable concentration
Number of customers			2	2
Total accounts receivable balance represented by customers listed above			32%	36%

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

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a periodic basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security. The allowance for credit losses is less than $1.0 thousand as of June 30, 2024 and December 31, 2023.

The Company’s short-term investments include investment grade commercial paper and U.S. treasury securities with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the balance sheet.

Restricted Cash

The Company had $4.7 million and $4.1 million in restricted cash as of June 30, 2024 and December 31, 2023, respectively, related to the line of credit agreement with City National Bank. See Note 12 for further details.

Deferred Contract Costs

Affiliates. Commissions paid to marketing affiliates for new customers or customer renewals are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded when earned and are amortized over the expected benefit period using the straight-line method. As renewal commission is commensurate with a commission in an initial sale, such amounts are capitalized and amortized over the stated contract term, which is generally one year or less. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the

Company’s condensed consolidated balance sheets. Expenses for commissions are included in sales and marketing expenses in the condensed consolidated statements of operations.

Sales Commission. The Company capitalizes sales commission and associated payroll taxes and fringe benefits paid to internal sales personnel that are incremental to the acquisition of customer contracts. The Company determines whether costs should be deferred based on its sales compensation plans, if the commissions are in fact incremental and would not have occurred absent the customer contract.

Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the condensed consolidated statements of operations. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the Company’s condensed consolidated balance sheets.

The Company determines the period of benefit for commissions paid for the acquisition of the initial contract by taking into consideration the duration of its relationships with its customers, customer retention data, its technology development lifecycle, and other factors. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment of deferred contract costs during the periods presented.
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
Note 3. Revenues
Deferred Contract Costs
The following tables presents the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

			June 30, 2024	December 31, 2023
Deferred contract costs for affiliates			$552	$489
Deferred contract costs for sales commission			$202	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of deferred contract costs related to affiliates	$282	$224	$563	$485
Amortization of deferred contract costs related to sales commission	$14	$—	$15	$—

Deferred Revenue

The following table presents information regarding the Company’s deferred revenue (in thousands):

			June 30, 2024	December 31, 2023
Deferred revenue			$34,043	$30,049

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$11,255	$9,574	$17,882	$15,852

The Company’s deferred revenue as presented on its condensed consolidated balance sheets approximates its contract liability balance as of June 30, 2024 and December 31, 2023. The Company’s total deferred revenue balance as of June 30, 2024, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of June 30, 2024, the Company's RPOs were $37.7 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers. As of June 30, 2024, the Company expects to recognize approximately 83% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

B2 Cloud Storage	$15,415	$10,799	$30,037	$20,776
Computer Backup	15,870	13,790	31,216	27,207
Total revenue(1)	$31,285	$24,589	$61,253	$47,983
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Consumption-based arrangements	$14,972	$10,688	$29,250	$20,593
Subscription-based arrangements	16,177	13,765	31,744	27,104
Physical Media (point in time)	136	136	259	286
Total revenue	$31,285	$24,589	$61,253	$47,983
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

United States	$22,891	$17,509	$44,818	$34,225
United Kingdom	1,734	1,321	3,362	2,571
Canada	1,444	1,193	2,842	2,411
Other	5,216	4,566	10,231	8,776
Total revenue	$31,285	$24,589	$61,253	$47,983

Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value by significant investment category. The Company’s U.S. treasury and commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity investments, and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of June 30, 2024	(In Thousands)
Cash equivalents
Commercial paper	$4,937	$6	$—	$4,943	$4,937
Total cash equivalents	$4,937	$6	$—	$4,943	$4,937

Investments
U.S. treasury securities	$3,502	$—	$(2)	$3,500	$3,502
Commercial paper	10,871	$—	(11)	10,860	10,871
Total investments	$14,373	$—	$(13)	$14,360	$14,373

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
Cash equivalents
Commercial paper	$4,976	$10	$—	$4,986	$4,976
Total cash equivalents	$4,976	$10	$—	$4,986	$4,976

Investments
Commercial Paper	$16,799	$—	$(10)	$16,789	$16,799
Total investments	$16,799	$—	$(10)	$16,789	$16,799
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of June 30, 2024 and December 31, 2023, by contractual maturity, are shown below.

As of June 30, 2024	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$14,373	$14,360
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$14,373	$14,360

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$16,799	$16,789
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$16,799	$16,789

Aging of Unrealized Losses
For those securities in an unrealized loss position, the length of time the securities were in such a position is as follows:

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of June 30, 2024	(Dollars In Thousands)
Investments
U.S. treasury securities	1	$3,500	$(2)	1	$3,500	$(2)
Commercial paper	3	10,860	(11)	3	10,860	(11)
Total	4	$14,360	$(13)	4	$14,360	$(13)

	Less than 12 Months			Total
	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023	(Dollars In Thousands)
Investments
Commercial paper	4	$16,789	$(10)	4	$16,789	$(10)
Total	4	$16,789	$(10)	4	$16,789	$(10)
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

The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of June 30, 2024	Level 1	Level 2	Total
Investments
U.S. treasury securities	$3,500	$—	$3,500
Commercial paper	—	10,860	10,860
Total	$3,500	$10,860	$14,360

As of December 31, 2023	Level 1	Level 2	Total
Investments
Commercial paper	$—	$16,789	$16,789
Total	$—	$16,789	$16,789
There were no transfers between levels of the fair value hierarchy for the three and six months ended June 30, 2024 and the year ended December 31, 2023, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively.

Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Unbilled accounts receivable, net	$2,498	$2,375
Prepaid expenses	2,797	2,313
Receivable from payment processor	1,439	1,276
Financed prepaid insurance	400	1,001
Other	1,118	1,448
Total prepaid expenses and other current assets	$8,252	$8,413

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Data center equipment	$46,332	$37,245
Leased and financed data center equipment	65,068	68,757
Machinery and equipment	14,310	14,004
Computer equipment	2,622	2,472
Leasehold improvements	244	1,114
Construction-in-progress	552	1,371
Total property and equipment	129,128	124,963
Less: accumulated depreciation and amortization	(88,091)	(79,363)
Total property and equipment, net	$41,037	$45,600
Depreciation expense was $5.5 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively and was $11.0 million and $10.3 million for the six months ended June 30, 2024 and 2023, respectively. For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $31.9 million and $31.6 million as of June 30, 2024 and December 31, 2023, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $33.3 million and $37.1 million as of June 30, 2024 and December 31, 2023, respectively.

The Company recorded a gain of $0.2 million for the three and six months ended June 30, 2024, as a result of disposing of certain hard drives. During the three and six months ended June 30, 2023, no material gain or loss was realized related to the disposal of long-lived assets. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. These gains are recorded as general and administrative expenses in the Company’s condensed consolidated statements of operations.

The Company had long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets consisting of the following (in thousands):

	June 30, 2024	December 31, 2023

United States	$45,009	$50,746
The Netherlands	4,990	4,834
Total property and equipment, net and operating lease right-of-use assets	$49,999	$55,580

Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Developed software	$51,950	$43,156
General and administrative software	144	144
Total capitalized internal-use software	52,094	43,300
Less: accumulated amortization	(13,759)	(10,779)
Total capitalized internal-use software, net	$38,335	$32,521
Amortization expense of capitalized internal-use software was $1.6 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively and was $3.0 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations.
As of June 30, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$3,878
2025	9,063
2026	8,609
2027	7,889
2028	6,140
Thereafter	2,756
Total	$38,335
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$2,019	$4,105
ESPP withholding	470	426
Accrued expenses	1,220	1,284
Accrued value-added tax ("VAT") liability	1,078	1,266
Financed insurance premiums (see Note 12)	303	893
Other(1)	764	794
Accrued expenses and other current liabilities	$5,854	$8,768
(1) As of June 30, 2024, the Company reclassified certain current liabilities from accounts payable to accrued expenses and other current liabilities. The prior period amount of $0.3 million as of December 31, 2023 has been reclassified to conform with current presentation.
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
As of June 30, 2024, the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.7 years and the weighted average discount rate for finance leases was 11.4%. As of December 31, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.7 years and the weighted average discount rate for finance leases was approximately 11.0%.

The following table presents information regarding assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Depreciation expense	$3,825	$3,660	$8,056	$7,225
Total finance lease costs	$3,740	$4,113	$7,897	$8,157
Total interest expense included in finance lease costs	$581	$713	$1,174	$1,452
Total lease financing obligation costs	$850	$346	$1,729	$678
Total interest expense included in lease financing obligation costs	$183	$86	$395	$159
Cash paid on interest on finance lease and lease financing obligations	$764	$799	$1,569	$1,610

Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations.

The future minimum commitments for these finance leases and lease financing obligations as of June 30, 2024 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2024	$9,110	$1,778	$10,888
2025	10,760	2,921	13,681
2026	4,988	—	4,988
2027	1,001	—	1,001
2028	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	25,859	4,699	30,558
Less imputed interest	(2,353)	(491)	(2,844)
Total finance lease and lease financing obligation liabilities	$23,506	$4,208	$27,714
Note 11. Commitments and Contingencies
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2024 and 2031. The Company did not have material short-term leases as of June 30, 2024.
As of June 30, 2024, the weighted average remaining lease term for operating leases was approximately 5.2 years and the weighted average discount rate for operating leases was approximately 7.2%. As of December 31, 2023, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate for operating leases was approximately 7.1%.

The future minimum commitments for these operating leases as of June 30, 2024 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remainder of 2024	$1,215
2025	2,054
2026	2,056
2027	2,118
2028	2,073
Thereafter	1,479
Total future minimum operating lease commitments	10,995
Less imputed interest	(1,757)
Total liability	$9,238

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

The future minimum commitments for the Company’s non-cancellable contractual obligations as of June 30, 2024 for non-lease components were as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$1,647
2025	2,623
2026	2,603
2027	2,679
2028	2,757
Thereafter	3,573
Total future minimum commitments	$15,882

The following table presents information regarding the Company’s operating leases (in thousands). Total operating lease cost does not include costs related to services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Rental expense for both lease and non-lease components	$1,914	$1,745	$3,897	$3,494
Rental expense for both lease and non-lease components included in cost of revenue	$1,621	$1,377	$3,311	$2,611
Rental expense related to lease components	$665	$735	$1,356	$1,474
Total operating lease cost	$2,826	$2,598	$5,809	$5,347

As of June 30, 2024, the Company had entered into an operating lease agreement that had not yet commenced with lease obligations of $4.4 million. The operating lease is expected to commence in the third quarter of 2024 with a non-cancellable lease term of approximately 6.7 years.
In July 2024, the Company entered into an operating lease agreement related to one of its current data center facilities. The Company’s future minimum commitment under this agreement totals approximately $5.6 million and extends through 2029.

Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of June 30, 2024, the Company had non-cancelable purchase commitments of $0.7 million and $0.6 million payable during the remainder of the year ending December 31, 2024 and the year ending December 31, 2025, respectively.

During the six months ended June 30, 2024, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of June 30, 2024, the scope of services has not been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan for each of the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.
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
Accrued VAT Liability

The Company has calculated a liability for uncollected and unpaid VAT, which is generally assessed by various taxing authorities on services the Company provides to its customers. The Company accrues an amount that it considers probable to be collected and can be reasonably estimated. Based on the Company’s analysis, its total accrual for VAT payable was $1.1 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively.
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

As of June 30, 2024, the interest rate associated with the outstanding balance under the RCA was 8.1% per annum. Interest payments on outstanding borrowing are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense and amortization of debt issuance costs related to the RCA was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company had an outstanding balance of $4.7 million and the total amount available to the Company to be borrowed was $15.3 million. Under the RCA, the outstanding balance as of June 30, 2024 was collateralized by cash held by the Company. As such, the Company held $4.7 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s condensed consolidated balance sheet as of June 30, 2024. Furthermore, as of June 30, 2024 and December 31, 2023, the carrying value of the Company's debt facility obligations approximates fair value.

Advances under the RCA are due in full in December 2025. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its condensed consolidated balance sheets as it has the intent and ability to maintain the facility outstanding for longer than 12 months. The Company classified the facility as a debt facility, non-current on its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Insurance Premium Financing Agreement
In November 2023, the Company entered into an insurance policy with annual premiums totaling $1.2 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the periods presented of 7%, that finances the payment of the total premiums owed. The finance agreement required a $0.3 million down payment, with the remaining $0.9 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2024. As of June 30, 2024, the unpaid balance was $0.3 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets. Total interest expense related to this agreement was $7 thousand and $19 thousand for the three and six months ended June 30, 2024, respectively.
Note 13. Stockholders’ Equity
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2024	December 31, 2023
2011 Equity Incentive Plan (“2011 Plan”)
Options outstanding	6,215,824	7,988,657
2021 Equity Incentive Plan
Options outstanding	1,230,360	1,318,485
Restricted stock units outstanding	4,210,924	5,256,833
Shares available for future grants	8,915,423	7,400,180
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,359,455	962,960
Total	21,931,986	22,927,115

Note 14. Stock-Based Compensation
Equity Incentive Plan
Share Reserve. As of June 30, 2024, the number of shares of common stock available for issuance under the 2021 Plan equaled the sum of 14,662,500 shares, plus up to approximately 13,719,000 shares subject to awards granted under the 2011 Plan that expire, forfeit or are repurchased following the effective date of the 2021 Plan. In addition, the 2021 Plan includes an evergreen provision from which the number of shares reserved for issuance under the 2021 Plan will be increased automatically on the first business day of each of the Company’s fiscal years and ending on January 1, 2031, by a number equal to the lowest of (i) 4,784,100 shares, (ii) 5% of the shares of Class A common stock outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by the Board of Directors. Pursuant to this evergreen provision, the Company increased the number of shares reserved under the 2021 Plan by 1,957,530 and 809,916 shares of Class A common stock during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. In July 2023, the Company increased the number of shares reserved under the 2021 Plan by 8,292,158 shares of Class A common stock pursuant to the amendment and restatement of the 2021 Plan adopted by the Company’s board of directors and approved by stockholders.
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
RSU activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted-average grant date fair value per share
Unvested balance as of December 31, 2023	5,256,833	$5.63
Granted	831,114	$9.16
Vested	(1,654,325)	$6.66
Forfeited	(222,698)	$5.60
Unvested balance as of June 30, 2024	4,210,924	$5.92

The weighted-average grant-date fair value of 1,249,027 RSUs granted during the six months ended June 30, 2023 was $5.59. The fair value as of the respective vesting dates of RSUs was $15.9 million and $5.6 million during the six months ended June 30, 2024 and 2023, respectively.

A summary of equity award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Shares available for grant	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2023	7,400,180	9,307,142	$6.41	5.57	$31,250
Shares authorized	1,957,530
Options granted	—	—	—
Options exercised	—	(1,694,829)	2.95
Options canceled	166,129	(166,129)	14.77
RSU awards granted, net of forfeitures	(608,416)	—
Balance as of June 30, 2024	8,915,423	7,446,184	$7.01	5.53	$15,601
Vested and exercisable as of June 30, 2024		6,562,148	$6.09	5.32	$15,346
The intrinsic value of options exercised for the six months ended June 30, 2024 and 2023 was $11.1 million and $3.9 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock at the time of exercise. The aggregate grant-date fair value of options vested was $3.5 million and $4.6 million during the six months ended June 30, 2024 and 2023, respectively.
ESPP
As of December 31, 2022, the ESPP reserved and authorized the issuance of up to a total of 1,564,496 shares of Class A common stock to participating employees. Pursuant to its evergreen provision, the Company increased the number of shares reserved under the ESPP by 783,012 and 667,874 during the six months ended June 30, 2024 and 2023, respectively.

The Company recorded stock-based compensation expense under this plan of $0.5 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, of which the Company capitalized $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, of stock-based compensation expense under this plan for the development of internal-use software. The Company recorded stock-based compensation expense under this plan of $0.8 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, of which the Company capitalized $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, of stock-based compensation expense under this plan for the development of internal-use software.

As of June 30, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $1.1 million and is expected to be recognized over a weighted average period of one year, of which $0.5 million is related to incremental modification expense. As of June 30, 2024, $0.5 million had been withheld on behalf of employees.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the ESPP during the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 56%	45% - 68%	48% - 56%	45% - 68%
Risk-free interest rate	4.82% - 5.43%	0.10% - 5.43%	4.82% - 5.43%	0.10% - 5.43%
Expected dividend yield	—%	—%	—%	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$354	$387	$740	$803
Research and development	2,250	1,788	4,358	3,921
Sales and marketing	1,762	1,717	3,584	3,869
General and administrative	1,162	992	2,375	2,119
Total stock-based compensation expense	$5,528	$4,884	$11,057	$10,712
During each of the six months ended June 30, 2024 and 2023, the Company capitalized $2.0 million of stock-based compensation for the development of internal-use software. As of June 30, 2024, total compensation cost related to stock options and RSUs not yet vested was $6.5 million and $22.8 million, respectively, which will be recognized over a weighted-average period of 1.0 and 1.9 years for stock options and RSUs, respectively.

In August 2024, the Company’s Compensation Committee approved the issuance of approximately 1.8 million RSUs with service-based vesting periods that are satisfied over two and four years. The Company expects to recognize approximately $11.0 million in stock-based compensation on a straight-line basis over the vesting period of these awards.
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
During February 2024, the Company’s Board of Directors approved annual corporate performance targets under its Bonus Plan for 2024 for its employees. As of June 30, 2024, the accrued bonus balance is $0.9 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Pursuant to the Bonus Plan, the Company recognized $0.5 million and $0.3 million in stock-based compensation during the three months ended June 30, 2024 and 2023, respectively, of which the Company capitalized $0.1 million and $43 thousand of stock-based compensation expense under this plan for the development of internal-use software for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $1.3 million and $0.9 million in stock-based compensation during the six months ended June 30, 2024 and 2023, respectively, of which the Company capitalized $0.2 million and $0.1 million of stock-based compensation expense under this plan for the development of internal-use software during the six months ended June 30, 2024 and 2023, respectively.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Numerator:	Class A	Class A	Class B	Class A	Class A	Class B
Net loss attributable to common stockholders	$(10,348)	$(8,981)	$(5,356)	$(21,401)	(18,428)	$(13,022)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted	42,151,850	22,016,693	13,132,307	41,188,544	20,237,805	14,301,424
Net loss per share attributable to common stockholders – basic and diluted	$(0.25)	$(0.41)	$(0.41)	$(0.52)	$(0.91)	$(0.91)
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

	June 30,
	2024	2023
RSUs	4,210,924	3,742,337
Stock options	7,446,184	10,970,322
Shares issuable pursuant to the ESPP	128,497	123,593
Total	11,785,605	14,836,252
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
The effective tax rate for each of the three and six months ended June 30, 2024 and 2023 was zero as the Company has incurred continuous operating losses. The Company recorded a $6.0 thousand income tax provision during the six months ended June 30, 2024. The Company recorded no income tax provision or benefit during the three months ended June 30, 2024 and three and six months ended June 30, 2023, respectively.

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
International Expansion

While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 27% of our total revenue originating outside of the United States for the six months ended June 30, 2024. We believe international expansion may represent a meaningful opportunity to generate further demand for our solutions in international geographies. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

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

	June 30,
	2024	2023
B2 Cloud Storage
Net revenue retention rate (NRR)	126%	121%
Gross customer retention rate	89%	90%
Annual recurring revenue (in millions)	$62.8	$43.5

Computer Backup
Net revenue retention rate (NRR)	105%	103%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$63.5	$53.8

Total Company
Net revenue retention rate (NRR)	114%	110%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$126.3	$97.3

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

Our Net Revenue Retention Rate increased by 5% for B2 Cloud Storage as of June 30, 2024 compared to June 30, 2023, primarily due to the price increase that generally became effective in October 2023 and, to a lesser extent, growth from existing customers. Our Net Revenue Retention Rate increased by 2% for Computer Backup as of June 30, 2024 compared to June 30, 2023, primarily due to the price increase.
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

Our Gross Customer Retention Rate was essentially flat for both B2 Cloud Storage and Computer Backup as of June 30, 2024 compared to June 30, 2023.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 126% as of June 30, 2024. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Our ARR increased by $19.3 million, or 44%, for B2 Cloud Storage as of June 30, 2024 compared to June 30, 2023, primarily due to the price increase and increased storage by our customers and to a lesser extent, increased sales from B2 Reserve. Our ARR increased by $9.7 million, or 18%, for Computer Backup as of June 30, 2024 compared to June 30, 2023, primarily due to the price increase and, to a lesser extent, growth from existing customers.
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
Sales and Marketing
Sales and marketing expenses consist primarily of our investment in personnel costs. Sales and marketing expenses also include investments related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, sales commissions paid to our employees that are recognized as expenses over the period of benefit, and an allocation of our general overhead expenses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Revenue	$31,285	$24,589	$61,253	$47,983
Cost of revenue(1)	14,056	12,538	28,213	24,963
Gross profit	17,229	12,051	33,040	23,020
Operating expenses:
Research and development(1)	9,589	9,925	19,335	20,458
Sales and marketing(1)	10,991	9,875	21,013	20,434
General and administrative(1)	6,458	6,165	13,011	12,842
Total operating expenses	27,038	25,965	53,359	53,734
Loss from operations	(9,809)	(13,914)	(20,319)	(30,714)
Investment income	362	519	746	1,129
Interest expense	(901)	(942)	(1,822)	(1,865)
Loss before provision for income taxes	(10,348)	(14,337)	(21,395)	(31,450)
Income tax provision	—	—	6	—
Net loss	$(10,348)	$(14,337)	$(21,401)	$(31,450)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, unaudited)
Cost of revenue	$354	$387	$740	$803
Research and development	2,250	1,788	4,358	3,921
Sales and marketing	1,762	1,717	3,584	3,869
General and administrative	1,162	992	2,375	2,119
Total stock-based compensation expense	$5,528	$4,884	$11,057	$10,712

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	45	51	46	52
Gross profit	55	49	54	48
Operating expenses:
Research and development	31	40	32	43
Sales and marketing	35	40	34	43
General and administrative	21	25	21	27
Total operating expenses	86	106	87	112
Loss from operations	(31)	(57)	(33)	(64)
Investment income	1	2	1	2
Interest expense	(3)	(4)	(3)	(4)
Loss before provision for income taxes	(33)	(58)	(35)	(66)
Income tax provision	—	—	—	—
Net loss	(33)%	(58)%	(35)%	(66)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
B2 Cloud Storage revenue	$15,415	$10,799	$4,616	43%	$30,037	$20,776	$9,261	45%
Computer Backup revenue	15,870	13,790	2,080	15%	31,216	27,207	4,009	15%
Total revenue(1)	$31,285	$24,589	$6,696	27%	$61,253	$47,983	$13,270	28%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
Total revenue increased by $6.7 million, or 27%, for the three months ended June 30, 2024 compared to the same period in 2023. B2 Cloud Storage increased by $4.6 million, approximately $2.1 million of which was due to increased storage, $2.0 million due to the price increase in October 2023, and $0.5 million from sales of B2 Reserve. The remaining increase of $2.1 million was from Computer Backup, approximately $2.4 million of which was due to price increases that went into effect in October 2023 and $0.2 million of which was due to increased storage fees for version history longer than one year. This increase was partially offset by $0.5 million due to decreased license count.
Total revenue increased by $13.3 million, or 28%, for the six months ended June 30, 2024 compared to the same period in 2023. B2 Cloud Storage increased by $9.3 million, approximately $4.3 million of which was due to increased storage, $4.0 million due to the price increase in October 2023, and $1.0 million from sales of B2 Reserve. The remaining increase of $4.0 million was from Computer Backup, approximately $4.5 million of which was due to price increases that went into effect in October 2023 and $0.4 million of which was due to increased storage fees for version history longer than one year. This increase was partially offset by $0.9 million due to decreased license count.
Our price increase amounts noted above are inherent estimates that are based on an average price charged per customer and other assumptions that may offset the increase, such as free egress and impact of the price increase on the amount of data stored and customer license count.

During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. While the impact of these price increases have inherent uncertainty, we expect a favorable impact to total revenue across our products over the remainder of 2024, and do not expect a significant change in costs solely as a result of the increase. As a result of this price increase, we have not experienced a material impact on customer retention as of June 30, 2024.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$14,056	$12,538	$1,518	12%	$28,213	$24,963	$3,250	13%
Gross margin	55%	49%			54%	48%
Cost of revenue increased by $1.5 million, or 12%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to $0.9 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business and $0.6 million related to managing and operating our co-location facilities.

Cost of revenue increased by $3.3 million, or 13%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to $2.1 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business and $1.2 million related to managing and operating our co-location facilities.
Gross margin was 55% for the three months ended June 30, 2024 compared to 49% for the same period in 2023. The increase in gross margin was primarily due to our revenue growth from the price increases as described above.
Gross margin was 54% for the six months ended June 30, 2024 compared to 48% for the same period in 2023. The increase in gross margin was primarily due to our revenue growth from the price increases as described above.
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
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$9,589	$9,925	$(336)	(3)%	$19,335	$20,458	$(1,123)	(5)%
Sales and marketing	10,991	9,875	1,116	11%	21,013	20,434	579	3%
General and administrative	6,458	6,165	293	5%	13,011	12,842	169	1%
Research and Development
Research and development expenses decreased by $0.3 million, or 3%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to $1.1 million related to non-recurring workforce reduction restructuring charges incurred for the three months ended June 30, 2023 and $0.1 million reduction in overhead and general office expenses, and was partially offset by $0.5 million related to stock-based compensation, and a $0.5 million increase in personnel-related expenses, net of capitalization for internal-use software to support our storage cloud features and offerings.
Research and development expenses decreased by $1.1 million, or 5%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily attributable to $2.3 million related to non-recurring workforce reduction restructuring charges incurred for the six months ended June 30, 2023 and $0.3 million reduction in overhead and general office expenses, and was partially offset by a $1.1 million increase in personnel-related expenses, net of capitalization for internal-use software, incurred to support our storage cloud features and offerings, and a $0.4 million increase related to stock-based compensation.
Sales and Marketing

Sales and marketing expenses increased by $1.1 million, or 11%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase in sales and marketing expense was primarily attributable to $0.9 million in personnel-related expenses as a result of increased headcount and sales commission incentives to support our targeted marketing activities, and $0.3 million due to increased advertising expenses.

Sales and marketing expenses increased by $0.6 million, or 3%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase in sales and marketing expense was primarily attributable to $1.5 million in personnel-related expenses as a result of increased headcount and sales commission incentives to support our targeted marketing activities, and $0.6 million due to increased advertising and travel expenses, and was partially offset by $1.0 million related to non-recurring workforce reduction restructuring charges incurred for the six months ended June 30, 2023, a $0.4 million decrease in fees for consultants and contractors, and a $0.2 million decrease in stock-based compensation.
General and Administrative
General and administrative expenses increased by $0.3 million, or 5%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to $0.3 million in personnel-related expenses due to increased headcount, a $0.2 million increase in stock-based compensation expenses, and a $0.2 million increase in overhead and general office expenses. This was partially offset by a $0.3 million decrease related to insurance expenses, and a $0.2 million decrease related to professional fees for accounting and tax services.
General and administrative expenses increased by $0.2 million, or 1%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase was primarily attributable to $0.4 million in personnel-related expenses due to increased headcount, a $0.3 million increase in stock-based compensation expenses, a $0.3 million increase in overhead and general office expenses, a $0.3 million increase in indirect tax, and a $0.3 million increase in fees for consultants and contractors. This was partially offset by a $0.5 million decrease related to professional fees for accounting and tax services, a $0.5 million decrease related to insurance expenses, and $0.3 million related to non-recurring workforce reduction restructuring charges incurred for the six months ended June 30, 2023.
Investment Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Investment income	$362	$519	$(157)	(30)%	$746	$1,129	$(383)	(34)%
Investment income decreased by $0.2 million, or 30%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a lower average marketable securities portfolio balance, partially offset by increased interest rates on our marketable securities.
Investment income decreased by $0.4 million, or 34%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was primarily due to a lower average marketable securities portfolio balance, partially offset by increased interest rates on our marketable securities.
Interest Expense

Three Months Ended June 30,				Six Months Ended June 30,
2024	2023	Change	%Change	2024	2023	Change	%Change

	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	(901)	(942)	$41	(4)%	$(1,822)	$(1,865)	$43	(2)%
Interest expense was relatively flat for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Income Tax Provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$—	$—	$—	—%	$6	$—	$6	100%
Our provision for income taxes was immaterial for the three and six months ended June 30, 2024 and 2023.
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

The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Gross profit	$17,229	$12,051	$33,040	$23,020
Adjustments:
Stock-based compensation	354	387	740	803
Depreciation and amortization	6,879	5,985	13,653	11,555
Adjusted gross profit	$24,462	$18,423	$47,433	$35,378
Gross margin	55%	49%	54%	48%
Adjusted gross margin	78%	75%	77%	74%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(10,348)	$(14,337)	$(21,401)	$(31,450)
Adjustments:
Depreciation and amortization	7,025	6,131	13,937	11,864
Stock-based compensation(1)	5,528	4,884	11,057	10,587
Interest expense and investment income	539	423	1,076	736
Income tax provision	—	—	6	—
Workforce reduction and related severance charges	—	1,147	—	3,604
Adjusted EBITDA	$2,744	$(1,752)	$4,675	$(4,659)
Adjusted EBITDA margin	9%	(7%)	8%	(10%)
________________
(1) $125 thousand of stock-based compensation expense is classified as workforce reduction and related severance charges in the table above for the six months ended June 30, 2024, as it was incurred as part of our restructuring program. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of June 30, 2024 and December 31, 2023, our principal sources of liquidity were cash, short-term investments and restricted cash, non-current of $28.3 million and $33.4 million, respectively. In general, our restricted cash may only be used to pay down our debt facility.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash provided by operations and our revolving debt facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our debt facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data centers, the price at which we are able to purchase or lease infrastructure equipment, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We plan to continue to enter into finance lease agreements for purchase of infrastructure equipment and may also be required or choose to seek additional equity or debt financing in addition to our existing debt facility. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
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
As of June 30, 2024, the outstanding balance under the RCA was $4.7 million, and the amount available to us for borrowing was $15.3 million. The outstanding balance is collateralized by an equal amount of cash held, which we are obligated to hold as restricted cash. For further details, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of June 30, 2024, our future minimum commitments for these finance leases and lease financing obligations including interest were approximately $10.9 million and $19.7 million for the remainder of the year ending December 31, 2024 and thereafter, respectively. The weighted average discount rate for finance leases was 11.4% as of June 30, 2024.

As of June 30, 2024, our future minimum commitments for commenced operating leases, which include both lease and non-lease components, were $2.9 million and $24.0 million for the remainder of the year ending December 31, 2024 and thereafter, respectively. For further information and our future minimum commitments on our finance leases and operating leases, see Note 10 and Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of June 30, 2024, we had non-cancelable purchase commitments of $0.7 million and $0.6 million payable during the remainder of the year ending December 31, 2024 and the year ending December 31, 2025, respectively.
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$5,643	$(10,428)
Net cash (used in) provided by investing activities	(4,942)	17,027
Net cash used in financing activities	(3,376)	(3,876)
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
For the six months ended June 30, 2024, cash provided by operating activities was $5.6 million, which resulted from a net loss of $21.4 million, adjusted for non-cash charges of $26.0 million and net cash inflow of $1.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $13.9 million for depreciation and amortization expense and $11.1 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $4.0 million increase of deferred revenue, which increased due to our growing sales and timing of collections from our customers, offset in part by a $1.0 million increase in accounts receivable, a $0.8 million decrease of operating lease liabilities, a $0.7 million decrease in accounts payable, and a $0.3 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses. Cash provided by operations increased for the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to our growing customer base, increased storage from existing customers and the price increase that began to take effect in October 2023, partially offset by increased expenditures related to managing and operating our co-location facilities, and increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
For the six months ended June 30, 2023, cash used in operating activities was $10.4 million, which resulted from a net loss of $31.5 million, adjusted for non-cash charges of $22.9 million and net cash outflow of $1.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $11.9 million for depreciation and amortization expense and $10.7 million for stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $1.6 million decrease in accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses, a $1.4 million decrease of operating lease liabilities, and a $0.2 million decrease in accounts payable, offset in part by a $0.9 million increase in prepaid and other current assets and a $0.3 million increase of deferred revenue, which increased due to our growing sales and timing of collections from our customers.
Investing Activities

Cash used in investing activities during the six months ended June 30, 2024 was $4.9 million, resulting primarily from the purchase of short-term maturity investments of $24.1 million, $6.8 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and capital expenditures of $0.7 million in support of infrastructure deployments to support our growing business, offset in part by the $26.5 million maturity of our short-term investments and $0.2 million from the disposition of certain hard drives.
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
Financing Activities
Cash used in financing activities for the six months ended June 30, 2024 was $3.4 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $9.7 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.6 million related to repayment of principal on financed insurance premiums, offset in part by $5.0 million in proceeds from the exercise of employee stock options, $1.4 million in proceeds from our ESPP and $0.6 million in proceeds from borrowings under our debt facility.
Cash used in financing activities for the six months ended June 30, 2023 was $3.9 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $9.7 million related to hard drives and other infrastructure equipment used in our co-location facilities, $1.0 million related to repayment of principal on financed insurance premiums, offset in part by $3.5 million in proceeds from borrowings under our debt facility, $2.2 million in proceeds from the exercise of employee stock options, and $1.2 million in proceeds from our employee stock purchase plan.
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
There have been no material changes to our critical accounting estimates as compared to those discussed in the Annual Report on Form 10-K, except as described in Note 2 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our debt facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of June 30, 2024, we had cash and cash equivalents and short-term investments balances of $9.3 million and $14.4 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.
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
As of June 30, 2024, the following material weakness has been fully remediated:
i.our controls were not operating effectively to allow sufficient and timely review of the key assumptions and mathematical accuracy of our going concern assessment.
With respect to this remediated material weakness, we have completed documentation over our remediation plan and have concluded that our controls were appropriately designed. Furthermore, operating effectiveness has been demonstrated for a sufficient period of time.
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

For the material weaknesses noted below, we are documenting specific remediation steps and will continue to work toward demonstrating operating effectiveness. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect our outstanding material weaknesses to be fully remediated:

i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, account reconciliations and presentation of the statement of cash flows; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards, resulting in misstatements relating to completeness and accuracy of stock-based compensation.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption in our service, or loss or delay in availability, of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	We have identified material weaknesses in our internal controls over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses of $21.4 million and $31.5 million for the six months ended June 30, 2024 and 2023, respectively. Over our 17 plus years of operations, we had an accumulated deficit of $168.9 million as of June 30, 2024. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. In the third quarter of 2023, we also announced price increases to our Computer Backup and B2 Cloud Storage offerings, which took effect in the fourth quarter of 2023. While there was some incremental decline in the rate at which customers increase storage with us as well as the number of new customers following the price increase, we did not experience any material impact on customer retention as of December 31, 2023 and June 30, 2024, respectively. However, it is difficult to attribute the impact from the price increase compared to other factors or variances in our quarterly results. In any event, while price increases may provide increased revenue from existing customers, any future price increase by us, or reductions in prices by our competitors, could cause us to lose existing customers who do not wish to renew their subscriptions at the higher prices, reduce the number of new customers that buy our products, or decrease the amount of data that customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service, or loss or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.
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
Our customers rely on our solutions to store or use their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (DDoS) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, lead to the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation and negatively impact us and our customers. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could permit attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. In addition, we regularly encounter attempts to create false or undesirable user accounts and various types of DDoS attacks, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, the use of generative artificial intelligence, or other societal or political developments resulting in periods of increased political tensions and military conflicts, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. For example, in late March 2021, it was discovered that a Backblaze marketing campaign leveraging the Facebook ad network, which had been launched two weeks earlier, had been incorrectly configured to run on all Backblaze platform pages instead of only the Backblaze marketing pages as intended. Once we became aware of the issue, it was promptly resolved. Although we believe that less than 2% of Backblaze customers may have been affected, and no actual customer files, file contents, or user account information were shared at any time, certain file metadata may have been inadvertently shared with Facebook. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract a large number of customers on a cost-effective basis. While there was no material negative impact on customer retention as of December 31, 2023 as a result of our recent price increase for Computer Backup and B2 Cloud Storage in late 2023, any price increases could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
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
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. We have recently launched various new product features and other changes, including Event Notification and Live Read. We cannot be certain whether such features and other changes will achieve a desired level of market adoption and return on investment. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We also have limited internal resources and thus need to selectively prioritize features and other development and infrastructure projects, and de-prioritize other such projects. Although we seek to prioritize the projects that we believe are the most important and de-prioritize projects of lesser importance based on the information available to us at any given time, there is no guarantee that our prioritization efforts will achieve the desired market adoption or infrastructure improvements and we may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. In addition, any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, future enhancements, features or offerings may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
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
We have recently experienced, and continue to experience, a period of rapid growth. For example, our headcount grew from 188 employees as of December 31, 2020, to 381 as of December 31, 2023. Also, in just the last two years the amount of storage deployed by us has increased significantly. The number of customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In 2023, we initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were completed during the first nine months of 2023. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth will continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions, and it may be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls. If we fail to manage our growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.

Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data centers.

We must continue to effectively manage our capital expenditures by maintaining and expanding our data center capacity, servers and equipment, and locations. The costs of leasing, building out and maintaining our data centers constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data centers, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center sites are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. Such increases could adversely affect our business financial conditions and results of operations.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. Our recent price increase for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through new features and additional paid products, such as Event Notifications, Live Read, Enterprise Control and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.
To the extent we target different types of customers, we may face increased demands and challenges that adversely impact our business and operations.
Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education, prolonged contract negotiations and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. In addition, the loss of any larger customers will have a greater impact on our financial results than the loss of smaller customers. Moreover, we cannot assure you that our efforts to attract and retain customers will be successful or justify the additional investments in a timely manner, or at all.
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
In the six months ended June 30, 2024, we derived approximately 27% of our revenue from customers outside of the United States. We may also expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data centers, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, data sovereignty, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance, and additional laws and regulations in the United States that are applicable to international operations;
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
We rely on third-party software to provide many essential financial and operational services to support our business, including HubSpot, NetSuite, FireHydrant, and Zendesk. Some of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas such as our ability to timely provide required financial reporting.

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

We will remain a smaller reporting company so long as, as of June 30th of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250.0 million; or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.

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
As of June 30, 2024, the following material weakness has been fully remediated:
i.our controls were not operating effectively to allow sufficient and timely review of the key assumptions and mathematical accuracy of our going concern assessment.
With respect to this remediated material weakness, we have completed documentation over our remediation plan and have concluded that our controls were appropriately designed. Furthermore, operating effectiveness has been demonstrated for a sufficient period of time.
Our management determined that as of December 31, 2023 we did not maintain effective internal controls over financial reporting, and as of June 30, 2024, we had two outstanding material weaknesses, specifically related to control activities, as follows:

i.our controls were not operating effectively to allow sufficient and timely review of significant accounting transactions, account reconciliations and presentation of the statement of cash flows; and
ii.our controls over certain equity transactions were not operating effectively to allow management to timely identify errors related to the recording of those transactions; specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for equity awards, resulting in misstatements relating to completeness and accuracy of stock-based compensation.

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
As of December 31, 2023, we had net operating loss carryforwards for U.S. federal income tax purposes of $91.4 million available to offset future U.S. federal taxable income. Also, as of December 31, 2023, we had net operating loss carryforwards for state income tax purposes of $66.0 million available to offset future state taxable income. If not utilized, both the federal and state tax credit carryforwards will begin to expire in 2027.
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
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q or in our most recent Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality and those related to the valuation of our Employee Stock Purchase Plan expense. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
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
Date: August 8, 2024

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Frank Patchel
Frank Patchel
Chief Financial Officer
(Principal Financial and Accounting Officer)