Form 10-Q
period 2024-09-30
Backblaze, Inc.
filed 2024-11-07
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
As of October 31, 2024, 44.4 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,950	$12,502
Short-term investments, net	17,931	16,799
Accounts receivable, net	2,762	800
Prepaid expenses and other current assets	8,254	8,413
Total current assets	31,897	38,514
Restricted cash, non-current	4,682	4,128
Property and equipment, net	41,532	45,600
Operating lease right-of-use assets, net	15,729	9,980
Capitalized internal-use software, net	41,037	32,521
Other assets	1,367	944
Total assets	$136,244	$131,687
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,670	$1,973
Accrued expenses and other current liabilities	7,016	8,768
Finance lease liabilities and lease financing obligations, current	16,520	18,492
Operating lease liabilities, current	3,853	1,878
Deferred revenue, current	30,139	25,976
Total current liabilities	59,198	57,087
Debt facility, non-current	4,682	4,128
Deferred revenue, non-current	5,210	4,073
Finance lease liabilities and lease financing obligations, non-current	11,881	13,310
Operating lease liabilities, non-current	12,442	8,151
Total liabilities	$93,413	$86,749
Commitments and contingencies (Note 11)
Stockholders’ Equity
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 44,265,173 and 39,150,610 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	4	4
Additional paid-in capital	224,435	192,388
Accumulated deficit	(181,608)	(147,454)
Total stockholders’ equity	42,831	44,938
Total liabilities and stockholders’ equity	$136,244	$131,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$32,589	$25,299	$93,842	$73,282
Cost of revenue	14,789	13,546	43,002	38,509
Gross profit	17,800	11,753	50,840	34,773
Operating expenses:
Research and development	10,734	9,639	30,069	30,097
Sales and marketing	11,723	10,736	32,736	31,170
General and administrative	7,541	6,944	20,552	19,786
Total operating expenses	29,998	27,319	83,357	81,053
Loss from operations	(12,198)	(15,566)	(32,517)	(46,280)
Investment income	313	447	1,059	1,576
Interest expense, net	(868)	(936)	(2,690)	(2,801)
Loss before provision for income taxes	(12,753)	(16,055)	(34,148)	(47,505)
Income tax provision	—	—	6	—
Net loss and comprehensive loss	$(12,753)	$(16,055)	$(34,154)	$(47,505)
Net loss per share, basic and diluted	$(0.29)	$(0.44)	$(0.81)	$(1.35)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	43,515,110	36,665,195	41,973,727	35,255,672
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 15 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2024
	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2024	42,886,281	$4	$213,949	$(168,855)	$45,098
Net loss	—	—	—	(12,753)	(12,753)
Issuance of common stock upon exercise of stock options	440,938	—	1,337	—	1,337
Issuance of common stock under the 2021 Equity Incentive Plan (as amended and restated, "2021 Plan")	937,954	—	—	—	—
Stock-based compensation	—	—	9,149	—	9,149
Balance as of September 30, 2024	44,265,173	$4	$224,435	$(181,608)	$42,831

	Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2023	35,984,501	$4	$173,372	$(119,191)	$54,185
Net loss	—	—	—	(16,055)	(16,055)
Issuance of Class A common stock upon exercise of stock options	659,837	—	1,254	—	1,254
Issuance of Class A common stock under the 2021 Plan	820,301	—	—	—	—
Stock-based compensation	—	—	7,974	—	7,974
Balance as of September 30, 2023	37,464,639	$4	$182,600	$(135,246)	$47,358

	Nine Months Ended September 30, 2024
	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
Net loss	—	—	—	(34,154)	(34,154)
Issuance of common stock upon exercise of stock options	2,135,767	—	6,336	—	6,336
Issuance of common stock under the 2021 Plan	2,295,831	—	—	—	—
Issuance of common stock related to the 2021 Employee Stock Purchase Plan ("ESPP")	386,517	—	1,359	—	1,359
Issuance of restricted stock units related to the 2023 Bonus Plan (see Note 14)	296,448	—	3,507	—	3,507
Stock-based compensation	—	—	20,845	—	20,845
Balance as of September 30, 2024	44,265,173	$4	$224,435	$(181,608)	$42,831

	Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(47,505)	(47,505)
Issuance of Class A common stock upon exercise of stock options	1,844,602	—	3,309	—	3,309
Issuance of Class A common stock under the 2021 Plan	1,589,837	—	—	—	—
Issuance of Class A common stock related to ESPP	348,555	—	1,171	—	1,171
Stock-based compensation	—	—	19,787	—	19,787
Issuance of restricted stock units related to the 2022 Bonus Plan (see Note 14)	287,908	—	1,848	—	1,848
Balance as of September 30, 2023	37,464,639	$4	$182,600	$(135,246)	$47,358
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 15 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,154)	$(47,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net accretion of discount on investment securities and net realized investment gains	(33)	113
Noncash lease expense on operating leases	1,708	1,839
Depreciation and amortization	21,268	18,337
Stock-based compensation	19,495	18,670
Gain on disposal of assets	(289)	(242)
Other	314	—
Changes in operating assets and liabilities:
Accounts receivable	(1,962)	(1,135)
Prepaid expenses and other current assets	(140)	867
Other assets	(423)	(313)
Accounts payable	(383)	(592)
Accrued expenses and other current liabilities	837	(366)
Deferred revenue	5,300	1,697
Operating lease liabilities	(1,266)	(1,968)
Net cash provided by (used in) operating activities	10,272	(10,598)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(32,501)	(19,492)
Maturities of marketable securities	31,402	57,380
Proceeds from disposal of property and equipment	337	319
Purchases of property and equipment	(885)	(5,066)
Capitalized internal-use software costs	(10,235)	(11,061)
Net cash (used in) provided by investing activities	(11,882)	22,080
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(14,755)	(14,878)
Proceeds from debt facility	554	4,273
Repayment of debt facility	—	(2,500)
Principal payments on insurance premium financing	(893)	(1,545)
Proceeds from lease financing obligations	—	2,500
Proceeds from exercises of stock options	6,347	3,426
Proceeds from ESPP	1,359	1,171
Net cash used in financing activities	(7,388)	(7,553)
Net (decrease) increase in cash and restricted cash, non-current	(8,998)	3,929
Cash and cash equivalents and restricted cash, at beginning of period	16,630	11,165
Cash and cash equivalents and restricted cash, at end of period	$7,632	$15,094
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$2,950	$9,016
Restricted cash, current	$—	$6,078
Restricted cash, non-current	$4,682	$—
Total cash and cash equivalents and restricted cash	$7,632	$15,094
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,692	$2,752
Cash paid for income taxes	$54	$58
Cash paid for operating lease liabilities	$2,041	$2,174
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$3,162	$3,703
Accrued bonus settled in restricted stock units	$3,507	$1,848
Bonus Plan expense classified as stock-based compensation	$1,812	$2,586
Equipment acquired through finance lease and lease financing obligations	$11,355	$11,995
Accruals related to purchases of property and equipment	$94	$131
Assets obtained in exchange for operating lease obligations	$7,457	$5,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as its annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is USD. Transaction gains and losses that arise from exchange rate fluctuations on monetary transactions denominated in a currency other than the functional currency are included in general and administrative on the condensed consolidated statements of operations and comprehensive loss when realized.
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

The following table presents concentrations related to the Company’s cash disbursements, accounts payable transactions, and accounts receivable transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash disbursement concentration
Number of vendors	3	2	3	2
Total cash disbursements represented by vendors listed above	40%	21%	37%	21%

			September 30, 2024	December 31, 2023
Accounts payable concentration
Number of vendors			3	2
Total accounts payable balance represented by vendors listed above			42%	30%

Accounts receivable concentration
Number of customers			2	2
Total accounts receivable balance represented by customers listed above			49%	36%

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

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a periodic basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security. The allowance for credit losses was a nominal amount as of both September 30, 2024 and December 31, 2023.

The Company’s short-term investments include investment grade commercial paper and U.S. treasury securities with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the balance sheet.

Deferred Contract Costs

Affiliates. Commissions paid to marketing affiliates for new customers or customer renewals are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are recorded when earned and are amortized over the expected benefit period using the straight-line method. As renewal commission is commensurate with a commission in an initial sale, such amounts are capitalized and amortized over the stated contract term, which is generally one year or less. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the Company’s condensed consolidated balance sheets. Expenses for commissions are included in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract. Commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the condensed consolidated statements of operations and comprehensive loss. Capitalized commission amounts expected to be recognized within one year of the balance sheet date are recorded as prepaid expenses and other current assets, and the remaining portion is recorded as other assets, on the Company’s condensed consolidated balance sheets.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly and also applies to public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the condensed consolidated financial statements.

Note 3. Revenues
Deferred Revenue

The following table presents information regarding the Company’s deferred revenue (in thousands):

			September 30, 2024	December 31, 2023
Deferred revenue			$35,349	$30,049

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$11,941	$9,694	$23,215	$20,509

The Company’s deferred revenue as presented on its condensed consolidated balance sheets approximates its contract liability balance as of September 30, 2024 and December 31, 2023. The Company’s total deferred revenue balance as of September 30, 2024, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of September 30, 2024, the Company's RPOs were $38.6 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers. As of September 30, 2024, the Company expects to recognize approximately 82% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

B2 Cloud Storage	$16,182	$11,608	$46,219	$32,384
Computer Backup	16,407	13,691	47,623	40,898
Total revenue(1)	$32,589	$25,299	$93,842	$73,282
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Consumption-based arrangements	$15,660	$11,393	$44,910	$31,986
Subscription-based arrangements	16,800	13,774	48,544	40,878
Physical Media (point in time)	129	132	388	418
Total revenue	$32,589	$25,299	$93,842	$73,282
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

United States	$23,771	$18,277	$68,589	$52,502
United Kingdom	1,866	1,373	5,228	3,944
Canada	1,520	1,223	4,362	3,634
Other	5,432	4,426	15,663	13,202
Total revenue	$32,589	$25,299	$93,842	$73,282

Deferred Contract Costs
The following tables present the Company’s deferred contract costs and amortization of deferred contract costs (in thousands). Starting in 2024, the Company implemented a new commission structure for its sales team. See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies — Deferred Contract Costs — Sales Commission” for additional information on the commission structure.

			September 30, 2024	December 31, 2023
Deferred contract costs for affiliates			$544	$489
Deferred contract costs for sales commission			$510	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of deferred contract costs related to affiliates	$287	$231	850	$716
Amortization of deferred contract costs related to sales commission	$37	$—	$52	$—

Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value by significant investment category. The Company’s U.S. treasury and commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity investments, and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of September 30, 2024	(In Thousands)
Investments
U.S. treasury securities	$8,500	$3	$—	$8,503	$8,500
Commercial paper	9,431	$4	—	9,435	9,431
Total investments	$17,931	$7	$—	$17,938	$17,931

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
Cash equivalents
Commercial paper	$4,976	$10	$—	$4,986	$4,976
Total cash equivalents	$4,976	$10	$—	$4,986	$4,976

Investments
Commercial Paper	$16,799	$—	$(10)	$16,789	$16,799
Total investments	$16,799	$—	$(10)	$16,789	$16,799

Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of September 30, 2024 and December 31, 2023, by contractual maturity, are shown below.

As of September 30, 2024	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$17,931	$17,938
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$17,931	$17,938

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$16,799	$16,789
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$16,799	$16,789

Aging of Unrealized Losses
For those securities in an unrealized loss position, the length of time the securities were in such a position is presented in the table below. There were no securities in an unrealized loss position as of September 30, 2024.

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

The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of September 30, 2024	Level 1	Level 2	Total
Investments
U.S. treasury securities	$8,503	$—	$8,503
Commercial paper	—	9,435	9,435
Total	$8,503	$9,435	$17,938

As of December 31, 2023	Level 1	Level 2	Total
Investments
Commercial paper	$—	$16,789	$16,789
Total	$—	$16,789	$16,789
There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Unbilled accounts receivable, net	$2,601	$2,375
Prepaid expenses	2,570	2,313
Receivable from payment processor	1,533	1,276
Financed prepaid insurance	—	1,001
Other	1,550	1,448
Total prepaid expenses and other current assets	$8,254	$8,413

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Data center equipment	$54,350	$37,245
Leased and financed data center equipment	61,885	68,757
Machinery and equipment	14,706	14,004
Computer equipment	2,626	2,472
Leasehold improvements	244	1,114
Construction-in-progress	332	1,371
Total property and equipment	134,143	124,963
Less: accumulated depreciation and amortization	(92,611)	(79,363)
Total property and equipment, net	$41,532	$45,600

Depreciation expense was $5.4 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively and was $16.4 million and $15.8 million for the nine months ended September 30, 2024 and 2023, respectively. For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $28.8 million and $31.6 million as of September 30, 2024 and December 31, 2023, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $33.1 million and $37.1 million as of September 30, 2024 and December 31, 2023, respectively.

The Company recorded a gain of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, as a result of disposing of certain hard drives. During the three and nine months ended September 30, 2023, the Company recorded a gain of $0.2 million and $0.3 million, respectively, related to the disposal of long-lived assets. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. These gains are recorded as general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Company has long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets consisting of the following (in thousands):

	September 30, 2024	December 31, 2023

United States	$50,764	$50,746
The Netherlands	$6,497	4,834
Total property and equipment, net and operating lease right-of-use assets	$57,261	$55,580

Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Developed software	$56,552	$43,156
General and administrative software	144	144
Total capitalized internal-use software	56,696	43,300
Less: accumulated amortization	(15,659)	(10,779)
Total capitalized internal-use software, net	$41,037	$32,521
Amortization expense of capitalized internal-use software was $1.9 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively and was $4.9 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$2,146
2025	9,904
2026	9,367
2027	8,651
2028	6,900
Thereafter	4,069
Total	$41,037

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$2,597	$4,105
ESPP withholding	1,366	426
Accrued expenses	1,129	1,284
Accrued value-added tax ("VAT") liability	1,096	1,266
Financed insurance premiums (see Note 12)	—	893
Other(1)	828	794
Accrued expenses and other current liabilities	$7,016	$8,768
(1) As of September 30, 2024, the Company reclassified certain current liabilities from accounts payable to accrued expenses and other current liabilities. The prior period amount of $0.3 million as of December 31, 2023 has been reclassified to conform with current presentation.
Note 10. Finance Leases and Lease Financing Obligations

Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The term of these agreements primarily range from two to four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company's finance leases have original lease periods expiring between 2024 and 2027. Finance leases are included in property and equipment, net on the Company’s condensed consolidated balance sheets.
As of September 30, 2024, the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.8 years and the weighted average discount rate for finance leases was 11.3%. As of December 31, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was 1.7 years and the weighted average discount rate for finance leases was approximately 11.0%.

The following table presents information regarding assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Depreciation expense	$3,775	$3,932	$11,831	$11,157
Total finance lease costs	$3,704	$4,390	$11,601	$12,547
Total interest expense included in finance lease costs	$596	$718	$1,770	$2,170
Total lease financing obligation costs	$820	$325	$2,549	$1,003
Total interest expense included in lease financing obligation costs	$154	$64	$549	$223
Cash paid on interest on finance lease and lease financing obligations	$750	$783	$2,319	$2,393

Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations and comprehensive loss.

The future minimum commitments for these finance leases and lease financing obligations as of September 30, 2024 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2024	$5,068	$803	$5,871
2025	13,079	2,921	16,000
2026	7,145	—	7,145
2027	2,431	—	2,431
2028	—	—	—
Thereafter	—	—	—
Total future minimum lease and financing commitments	27,723	3,724	31,447
Less imputed interest	(2,710)	(336)	(3,046)
Total finance lease and lease financing obligation liabilities	$25,013	$3,388	$28,401
Note 11. Commitments and Contingencies
Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2025 and 2031. The Company had no short-term leases as of September 30, 2024.
As of September 30, 2024, the weighted average remaining lease term for operating leases was approximately 4.6 years and the weighted average discount rate for operating leases was approximately 7.0%. As of December 31, 2023, the weighted average remaining lease term for operating leases was 5.5 years and the weighted average discount rate for operating leases was approximately 7.1%.

The future minimum commitments for these operating leases as of September 30, 2024 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
Remainder of 2024	$1,493
2025	$4,547
2026	$4,034
2027	$3,042
2028	$3,024
Thereafter	$2,852
Total future minimum operating lease commitments	$18,992
Less imputed interest	$(2,697)
Total liability	$16,295

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

The future minimum commitments for the Company’s non-cancellable contractual obligations as of September 30, 2024 for non-lease components were as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$1,196
2025	$4,808
2026	$4,340
2027	$3,337
2028	$3,416
Thereafter	$4,251
Total future minimum commitments	$21,348

The following table presents information regarding the Company’s operating leases (in thousands). Total operating lease cost does not include costs related to services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Rental expense for both lease and non-lease components	$2,155	$2,130	$6,053	$6,165
Rental expense for both lease and non-lease components included in cost of revenue	$1,862	$1,818	$5,173	$5,152
Rental expense related to lease components	$929	$719	$2,285	$2,174
Total operating lease cost	$3,190	$2,583	$8,998	$7,930
In September 2024, the Company entered into an operating lease agreement that had not yet commenced with lease obligations of $1.1 million. The operating lease is expected to commence in the fourth quarter of 2024 with a non-cancellable lease term of approximately 3 years. In addition, in July 2024, the Company entered into an operating lease agreement with lease obligations of $6.0 million, which partially commenced in the third quarter of 2024. The remaining obligation of $1.4 million under this lease is expected to commence in the fourth quarter of 2024. The operating lease has a non-cancellable lease term of approximately 5 years.

Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements used to facilitate the Company’s infrastructure operations. As of September 30, 2024, the Company had non-cancelable purchase commitments of $0.3 million and $0.9 million payable during the remainder of the year ending December 31, 2024 and the year ending December 31, 2025, respectively.

During the nine months ended September 30, 2024, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of September 30, 2024, the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan for each of the three months ended September 30, 2024 and 2023, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. The Company has agreed in certain circumstances to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. No losses have been recorded in the condensed consolidated statements of operations and comprehensive loss in connection with the indemnification provisions.
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

As of September 30, 2024, the interest rate associated with the outstanding balance under the RCA was 8.1% per annum. Interest payments on outstanding borrowings are due on the last day of each monthly interest period and payments for the commitment fee are due at the end of each calendar quarter. Total interest expense and amortization of debt issuance costs related to the RCA was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company had an outstanding balance of $4.7 million and the total amount available to the Company to be borrowed was $15.3 million. Under the RCA, the outstanding balance as of September 30, 2024 was collateralized by cash held by the Company. As such, the Company held $4.7 million in cash that it deemed to be restricted and is included in restricted cash, non-current on the Company’s condensed consolidated balance sheet as of September 30, 2024. Furthermore, as of September 30, 2024 and December 31, 2023, the carrying value of the Company's debt facility obligations approximates fair value.

Advances under the RCA are due in full in December 2025. As the RCA is a multi-year revolving credit agreement, the Company classifies the facility as long-term debt on its condensed consolidated balance sheets as it has the intent and ability to maintain the facility outstanding for longer than 12 months. The Company classified the facility as a debt facility, non-current on its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Insurance Premium Financing Agreement
In November 2023, the Company entered into an insurance policy with annual premiums totaling $1.2 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the periods presented of 7%, that finances the payment of the total premiums owed. The finance agreement required a $0.3 million down payment, with the remaining $0.9 million plus interest paid over three quarterly installments. These quarterly payments started on February 10, 2024. As of September 30, 2024, the balance was paid in full. Total interest expense related to this agreement was a nominal amount during both the three and nine months ended September 30, 2024, respectively.
Note 13. Stockholders’ Equity
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2024	December 31, 2023
2011 Equity Incentive Plan (“2011 Plan”)
Options outstanding	5,712,735	7,988,657
2021 Equity Incentive Plan
Options outstanding	1,171,252	1,318,485
Restricted stock units outstanding	5,438,352	5,256,833
Shares available for future grants	6,871,300	7,400,180
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,359,455	962,960
2024 Inducement Plan
Shares available for future grants	414,740	—
Total	20,967,834	22,927,115
Note 14. Stock-Based Compensation
Equity Incentive Plans
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2031 in an amount equal to the lesser of: (i) 4,784,100 shares, (ii) 5% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (ii) a smaller number of shares determined by the Company’s Board of Directors.

As of September 30, 2024, the 2021 Plan provides for future grants and/or issuances of up to approximately 6.9 million shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

In 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares available for issuance under the 2021 ESPP is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2041 in an amount equal to the lesser of: (i) 1,913,630 shares, (ii) 2% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (ii) a smaller number of shares determined by the Company’s Board of Directors.

As of September 30, 2024, the 2021 Plan provides for future grants and/or issuances of up to approximately 1.4 million shares of our common stock.

On August 2, 2024, the Company adopted the 2024 New Employee Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company reserved 414,740 shares of its Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as an inducement material to the individual’s entry into employment with the Company. The Inducement Plan was adopted by the

Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) without stockholder approval. As of September 30, 2024, no activity has occurred under this plan.

Restricted Stock Units
Restricted stock units (“RSUs”) granted under the 2021 Plan generally vest based on continued service up to a four-year period for employees, and over a one year period for non-employee directors.
RSU activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted-average grant date fair value per share
Shares unvested as of December 31, 2023	5,256,833	$5.63
Granted	3,205,244	$7.02
Vested	(2,592,279)	$6.36
Forfeited	(431,446)	$6.24
Shares unvested and expected to vest as of September 30, 2024	5,438,352	$6.05

The weighted-average grant-date fair value of 4,214,704 RSUs granted during the nine months ended September 30, 2023 was $5.04. The intrinsic fair value of vested RSUs was $22.2 million and $9.3 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized compensation cost related to RSUs was $29.9 million, which will be recognized over a weighted-average period of 1.8 years.
Bonus Plan
During March 2022, the Compensation Committee approved a new bonus structure (“Bonus Plan”) for its employees. The Bonus Plan is contingent upon the achievement of annual corporate performance targets. In each respective calendar year, the Company accrues for the Bonus Plan. The actual payout amount is determined by the Compensation Committee based on the actual achievement with respect to the annual performance targets and paid in the subsequent year in the variable number of RSUs equal to the payout amount. These RSUs are issued under the 2021 Plan and are subject to performance and service condition vesting requirements, beginning from the grant date to the payout date. Participants must remain employed with the Company through the date of payout to maintain eligibility under the Bonus Plan.
Pursuant to the Bonus Plan, during February 2023 the Compensation Committee approved the issuance of approximately 288,000 RSUs that immediately vested based on actual performance against the performance targets for 2022.
During February 2023, the Company’s Board of Directors approved 2023 corporate performance targets under its Bonus Plan for its employees. During February 2024, the Compensation Committee approved the issuance of approximately 296,000 RSUs that immediately vested based on actual performance against the performance targets for 2023.
During February 2024, the Company’s Board of Directors approved annual corporate performance targets under its Bonus Plan for 2024 for its employees. As of September 30, 2024, the accrued bonus balance is $1.3 million, reported as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Pursuant to the Bonus Plan, the Company recognized $0.5 million and $1.7 million in stock-based compensation during the three months ended September 30, 2024 and 2023, respectively, of which the Company capitalized $0.1 million and $0.2 million of stock-based compensation expense under this plan for the development of internal-use software for the three months ended September 30, 2024 and 2023, respectively.
The Company recognized $1.8 million and $2.6 million in stock-based compensation during the nine months ended September 30, 2024 and 2023, respectively, of which the Company capitalized $0.2 million and $0.4 million of stock-based compensation expense under this plan for the development of internal-use software during the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

A summary of stock option award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2023	9,307,142	$6.41	5.57	$31,250
Options granted	—	—
Options exercised	(2,135,767)	2.97
Options canceled	(287,388)	14.12
Balance as of September 30, 2024	6,883,987	$7.16	5.07	$15,150
Vested and exercisable as of September 30, 2024	6,283,883	$6.46	4.89	$15,017
Vested and expected to vest	6,883,987	$7.16	5.07	$15,150
The intrinsic value of options exercised for the nine months ended September 30, 2024 and 2023 was $12.5 million and $6.1 million, respectively. As of September 30, 2024, total unrecognized compensation cost related to stock options was $4.5 million, which will be recognized over a weighted-average period of 0.8 years.
ESPP

The Company recorded stock-based compensation expense under this plan of $0.4 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, of which the Company capitalized $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, of stock-based compensation expense under this plan for the development of internal-use software. The Company recorded stock-based compensation expense under this plan of $1.2 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively, of which the Company capitalized $0.4 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively, of stock-based compensation expense under this plan for the development of internal-use software.

As of September 30, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $0.7 million and is expected to be recognized over a weighted average period of 0.6 years, of which $0.3 million is related to incremental modification expense. As of September 30, 2024, $1.4 million had been withheld on behalf of employees.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the ESPP during the nine months ended September 30, 2024 and 2023. There were no ESPP offerings requiring fair value inputs during the three months ended September 30, 2024 and 2023.

Nine months ended September 30,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 56%	45% - 68%
Risk-free interest rate	4.82% - 5.43%	0.10% - 5.43%
Expected dividend yield	—%	—%

Total Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$478	$653	$1,218	$1,456
Research and development	3,097	2,865	7,455	6,786
Sales and marketing	2,908	2,747	6,492	6,616
General and administrative	1,955	1,693	4,330	3,812
Total stock-based compensation expense	$8,438	$7,958	$19,495	$18,670
During the nine months ended September 30, 2024 and 2023, the Company capitalized $3.2 million and $3.7 million, respectively, of stock-based compensation for the development of internal-use software.

Additionally, during the third quarter of 2024, the Compensation Committee approved amendments to outstanding vested stock options held by certain former employees in connection with their separation from the Company to extend the option expiration and also accelerate the vesting of RSU’s. As a result of the modifications, the Company recognized $1.0 million of expense, of which $0.7 million is recorded in sales and marketing, and $0.3 million is recorded in general and administrative expense on the Company’s condensed consolidated statements of operations and comprehensive loss.
Note 15. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share for periods prior to the Conversion, as defined below, using the two-class method required for multiple classes of common stock and participating securities. Prior to the Conversion, shares of Class A and Class B were the only outstanding equity in the Company. The rights of the holders of the Class A common stock and Class B common stock were identical, except with respect to voting, transfer and conversion. Accordingly, the Class A common stock and Class B common stock shared equally in the Company’s net losses.
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
On July 6, 2023, all of the Company’s then-outstanding shares of Class B common stock, par value $0.0001 per share, were automatically converted into the same number of shares of Class A common stock, par value $0.0001 per share, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation (the “Conversion”). No additional shares of Class B common stock will be issued following the conversion. In addition, on July 7, 2023, the Company filed a Certificate of Retirement with the Secretary of State of the State of Delaware effecting the retirement of the shares of Class B common stock that were issued but no longer outstanding following the Conversion.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Numerator:	Class A	Class A	Class B	Class A	Class A	Class B
Net loss and comprehensive loss attributable to common stockholders	$(12,753)	$(15,744)	$(311)	$(34,154)	(34,406)	$(13,099)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders – basic and diluted (1)	43,515,110	35,953,930	711,265	41,973,727	25,534,082	9,721,590
Net loss per share attributable to common stockholders – basic and diluted	$(0.29)	$(0.44)	$(0.44)	$(0.81)	$(1.35)	$(1.35)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	1,727,737	5,813,510	2,255,190	5,813,510
Stock options	4,717,306	10,098,490	5,398,339	10,098,490
Shares issuable pursuant to the ESPP	14,820	290,427	40,773	290,427
Bonus Plan	108,685	—	132,444	45,348
Total	6,568,548	16,202,427	7,826,746	16,247,775

Note 16. Restructuring
In January 2023, the Company initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives. These measures were substantially completed by June 30, 2023, and the total cost was $3.6 million. During this period, approximately 1% of the Company’s workforce terminated employment voluntarily and 4% terminated employment involuntarily. As a result, the Company incurred employee termination expenses and other associated costs.

A summary of the restructuring charges as reported on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, of which $0.7 million were related to involuntary terminations, is as follows (in thousands):

Severance and other Personnel Costs	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Research and development	$12	$2,311
Sales and marketing	—	1,025
General and administrative	—	280
Total	$12	$3,616

The following table is a summary of the charges in the severance and other personnel liabilities included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, related to the workforce reduction (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	3,616
Cash payments during the period	(3,604)
Balance as of September 30, 2023	$12

The Company completed its remaining payments for severance and termination related liabilities as of December 31, 2023.
Note 17. Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The effective tax rate for each of the three and nine months ended September 30, 2024 and 2023 was zero as the Company has incurred continuous operating losses. The Company recorded a $6.0 thousand income tax provision during the nine months ended September 30, 2024. The Company recorded no income tax provision or benefit during the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, respectively.

Note 18. Subsequent Events

2024 Restructuring Plan

In November 2024, management approved a restructuring plan intended to improve the Company’s cost structure and operating efficiency (the “2024 Restructuring Plan”). The 2024 Restructuring Plan includes a reduction in headcount of approximately 12% of the Company’s workforce. The Company expects to incur expenses related to employee severance and benefits of approximately $4.0 million to $6.0 million during the remainder of 2024 in connection with the 2024 Restructuring Plan. No accrual was recorded as of September 30, 2024. In addition, as part of the 2024 Restructuring Plan, the Company will reduce its footprint at its office facilities. Facilities costs are expected to amount to approximately $0.5 million to $1.0 million. The 2024 Restructuring Plan is expected to be substantially completed by the end of the year.

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
Overview
We are a leading specialized storage cloud platform, providing cloud services to store, use, and protect data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy to use, cost-effective cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Referrals from our community of brand advocates, combined with our highly efficient and primarily self-serve customer acquisition model and an ecosystem of thousands of partners, have allowed us to attract more than 500,000 customers as of December 31, 2023, and our sales and channel efforts have supported us acquiring larger customers. These customers use our Storage Cloud platform across more than 175 countries to grow and protect their business data on our over 3 billion gigabytes of data storage under management.
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
We recently partnered with a leader in hybrid cloud solutions in Canada, which will extend our market reach in this region. As part of the partnership, we announced plans to open a new data region in Canada. Our partner delivers managed cloud services, application development and modernization, backup and disaster recovery, security, and compliance solutions to businesses in Canada and around the world.
We also continue to remain focused on cost-savings initiatives and margin growth. In November 2024, management approved a restructuring plan intended to improve our cost structure and operating efficiency (the “2024 Restructuring Plan”). The 2024 Restructuring Plan includes a reduction in headcount and in its facilities footprint at certain of its office facilities. See “Item 1. Condensed Consolidated Financial Statements (Unaudited) — Note 18. Subsequent Events — 2024 Restructuring Plan” for additional information.
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
International Expansion

While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 27% of our total revenue originating outside of the United States for the nine months ended September 30, 2024. We believe international expansion may represent a meaningful opportunity to generate further demand for our solutions in international geographies. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment. We recently partnered with a leader in hybrid cloud solutions in Canada, which will extend our market reach in this region, as noted above.

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

	September 30,
	2024	2023
B2 Cloud Storage
Net revenue retention rate (NRR)	128%	120%
Gross customer retention rate	89%	90%
Annual recurring revenue (in millions)	$64.9	$46.8

Computer Backup
Net revenue retention rate (NRR)	109%	100%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$65.6	$54.1

Total Company
Net revenue retention rate (NRR)	118%	108%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$130.5	$100.9

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

Our Net Revenue Retention Rate increased by 7% for B2 Cloud Storage as of September 30, 2024 compared to September 30, 2023, primarily due to the price increase that generally became effective in October 2023 and, to a lesser extent, growth from existing customers. Our Net Revenue Retention Rate increased by 9% for Computer Backup as of September 30, 2024 compared to September 30, 2023, primarily due to the price increase.
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

Our Gross Customer Retention Rate decreased by 1% for both B2 Cloud Storage and Computer Backup as of September 30, 2024 compared to September 30, 2023.
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
While ARR is not a guarantee of future revenue, we consider over 98% of our revenue recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 128% as of September 30, 2024. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Our ARR increased by $18.1 million, or 39%, for B2 Cloud Storage as of September 30, 2024 compared to September 30, 2023, primarily due to the price increase and increased storage by our customers and to a lesser extent, increased sales from B2 Reserve. Our ARR increased by $11.5 million, or 21%, for Computer Backup as of September 30, 2024 compared to September 30, 2023, primarily due to the price increase and, to a lesser extent, growth from existing customers.
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
During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. While the impact of these price increases have inherent uncertainty, we expect a favorable impact to total revenue across our products over the remainder of 2024, and do not expect a significant change in costs solely as a result of the increase. As a result of this price increase, we have not experienced a material impact on customer retention through September 30, 2024.
Our price increase amounts are inherent estimates that are based on an average price charged per customer and other assumptions that may offset the increase, such as free egress and impact of the price increase on the amount of data stored and customer license count.
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
Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We also incur other non-personnel costs related to our general overhead expenses. We expect that our operating expenses will decrease in the near-term as a result of our 2024 Restructuring Plan, however, our operating expenses may increase over time in absolute dollars as we grow our business.
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
We plan to continue investing in sales initiatives, supplementing our self-serve model with a direct sales approach, expanding our partner ecosystem, driving our go-to-market strategies, building our lead generation and brand awareness, and sponsoring marketing events. As a result, we expect our investment in sales and marketing to decrease as a percentage of revenue in the near-term as a result of our 2024 Restructuring Plan, however, our investment in sales and marketing may increase over time in absolute dollars as we grow our business. Sales and marketing expenses may fluctuate as a percentage of total revenue from period to period because of the timing and extent of these expenses.
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
Interest Expense, net
Interest expense, net consists primarily of interest related to our finance lease agreements and interest on the outstanding balance of our existing debt facility.
Income Tax Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Revenue	$32,589	$25,299	$93,842	$73,282
Cost of revenue(1)	14,789	13,546	43,002	38,509
Gross profit	17,800	11,753	50,840	34,773
Operating expenses:
Research and development(1)	10,734	9,639	30,069	30,097
Sales and marketing(1)	11,723	10,736	32,736	31,170
General and administrative(1)	7,541	6,944	20,552	19,786
Total operating expenses	29,998	27,319	83,357	81,053
Loss from operations	(12,198)	(15,566)	(32,517)	(46,280)
Investment income	313	447	1,059	1,576
Interest expense, net	(868)	(936)	(2,690)	(2,801)
Loss before provision for income taxes	(12,753)	(16,055)	(34,148)	(47,505)
Income tax provision	—	—	6	—
Net loss and comprehensive loss	$(12,753)	$(16,055)	$(34,154)	$(47,505)
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, unaudited)
Cost of revenue	$478	$653	$1,218	$1,456
Research and development	3,097	2,865	7,455	6,786
Sales and marketing	2,908	2,747	6,492	6,616
General and administrative	1,955	1,693	4,330	3,812
Total stock-based compensation expense	$8,438	$7,958	$19,495	$18,670

The following table sets forth our condensed consolidated statements of operations and comprehensive loss data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	45	54	46	53
Gross profit	55	46	54	47
Operating expenses:
Research and development	33	38	32	41
Sales and marketing	36	42	35	43
General and administrative	23	27	22	27
Total operating expenses	92	108	89	111
Loss from operations	(37)	(62)	(35)	(63)
Investment income	1	2	1	2
Interest expense, net	(3)	(4)	(3)	(4)
Loss before provision for income taxes	(39)	(63)	(36)	(65)
Income tax provision	—	—	—	—
Net loss and comprehensive loss	(39)%	(63)%	(36)%	(65)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
B2 Cloud Storage revenue	$16,182	$11,608	$4,574	39%	$46,219	$32,384	$13,835	43%
Computer Backup revenue	16,407	13,691	2,716	20%	47,623	40,898	6,725	16%
Total revenue(1)	$32,589	$25,299	$7,290	29%	$93,842	$73,282	$20,560	28%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
Total revenue increased by $7.3 million, or 29%, for the three months ended September 30, 2024 compared to the same period in 2023. B2 Cloud Storage increased by $4.6 million, of which approximately $2.0 million was due to increased storage, an additional $2.0 million of which was due to the price increase in October 2023, and $0.5 million of which was due to increased sales of B2 Reserve. The remaining increase of $2.7 million was from Computer Backup, of which approximately $3.4 million was due to price increases that went into effect in October 2023 and $0.2 million of which was due to increased storage fees for version history longer than one year. The increases in Computer Backup revenue were partially offset by a decrease of $0.8 million due to decreased license count.
Total revenue increased by $20.6 million, or 28%, for the nine months ended September 30, 2024 compared to the same period in 2023. B2 Cloud Storage increased by $13.8 million, of which approximately $6.2 million was due to increased storage, $6.1 million of which was due to the price increase in October 2023, and $1.5 million of which was due to increased sales of B2 Reserve. The remaining increase of $6.7 million was from Computer Backup, of which approximately $7.9 million was due to price increases that went into effect in October 2023 and $0.6 million of which was due to increased storage fees for version history longer than one year. The increases in Computer Backup revenue were partially offset by a decrease of $1.7 million due to decreased license count.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$14,789	$13,546	$1,243	9%	$43,002	$38,509	$4,493	12%
Gross margin	55%	46%			54%	47%
Cost of revenue increased by $1.2 million, or 9%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase of $0.9 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business and an increase of $0.4 million related to managing and operating our co-location facilities.

Cost of revenue increased by $4.5 million, or 12%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase of $3.0 million in depreciation of our infrastructure equipment, which resulted from purchasing additional hard drives and related infrastructure in order to support the growth of our business, and an increase of $1.5 million related to managing and operating our co-location facilities.
Gross margin was 55% for the three months ended September 30, 2024 compared to 46% for the same period in 2023. The increase in gross margin was primarily due to our revenue growth from the price increases as described above.
Gross margin was 54% for the nine months ended September 30, 2024 compared to 47% for the same period in 2023. The increase in gross margin was primarily due to our revenue growth from the price increases as described above.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$10,734	$9,639	$1,095	11%	$30,069	$30,097	$(28)	—%
Sales and marketing	11,723	10,736	987	9%	32,736	31,170	1,566	5%
General and administrative	7,541	6,944	597	9%	20,552	19,786	766	4%

Research and Development

Research and development expenses increased by $1.1 million, or 11%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase of $1.3 million in personnel-related expenses, net of capitalization for internal-use software to support our storage cloud features and offerings, and an increase of $0.2 million related to stock-based compensation. These increases were partially offset by a decrease of $0.3 million related to overhead and general office expenses.

Research and development expenses were flat for the nine months ended September 30, 2024 compared to the same period in 2023. We recognized an increase of $2.4 million in personnel-related expenses as a result of increased headcount to support our Storage Cloud features and offerings and increase of $0.7 million related to stock-based compensation. These increases were offset by a decrease of $2.3 million related to non-recurring personnel restructuring charges incurred during the nine months ended September 30, 2023, for which no expense was incurred during the current period and a decrease of $0.6 million in overhead and general office expenses.

Sales and Marketing

Sales and marketing expenses increased by $1.0 million, or 9%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in sales and marketing expense was primarily attributable to an increase of $0.8 million in personnel-related expenses due to increased headcount and sales commission incentives to support our targeted marketing activities, an increase of $0.1 million due to stock-based compensation, and an increase of $0.1 million due to increased advertising expenses.

Sales and marketing expenses increased by $1.6 million, or 5%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in sales and marketing expenses was primarily attributable to an increase of $2.3 million in personnel-related expenses due to increased headcount and sales commission incentives to support our targeted marketing activities, and an increase of $0.8 million due to increased advertising and travel expenses. These increases were partially offset by a decrease of $1.0 million related to non-recurring personnel restructuring charges incurred for the nine months ended September 30, 2023, a decrease of $0.4 million in fees for consultants and contractors, and a decrease in stock-based compensation.
General and Administrative
General and administrative expenses increased by $0.6 million, or 9%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase of $0.5 million in overhead and general office expenses, an increase of $0.3 million in stock-based compensation expenses, and an increase of $0.2 million in personnel-related expenses due to increased headcount. These increases were partially offset by a decrease of $0.3 million related to insurance expenses.

General and administrative expenses increased by $0.8 million, or 4%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily attributable to an increase of $0.8 million in overhead and general office expenses, an increase of $0.7 million in personnel-related expenses due to increased headcount, an increase of $0.6 million in stock-based compensation expenses, an increase of $0.5 million in fees for consultants and contractors. These increases were partially offset by a decrease of $0.8 million related to insurance expenses, a decrease of $0.5 million related to professional fees, a decrease of $0.3 million related to non-recurring personnel restructuring charges, and a decrease of $0.3 million related to litigation expense incurred for the nine months ended September 30, 2023.

Investment Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Investment income	$313	$447	$(134)	(30)%	$1,059	$1,576	$(517)	(33)%

Investment income decreased by $0.1 million, or 30%, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a lower average marketable securities portfolio balance, partially offset by increased interest rates on our marketable securities.

Investment income decreased by $0.5 million, or 33%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease was primarily due to a lower average marketable securities portfolio balance, partially offset by increased interest rates on our marketable securities.

Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Interest expense	$(868)	$(936)	$68	(7)%	$(2,690)	$(2,801)	$111	(4)%

Interest expense remained flat during the three and nine months ended September 30, 2024 compared to the same periods in 2023.

Income Tax Provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	%Change	2024	2023	Change	%Change
	(in thousands, except percentages)				(in thousands, except percentages)
Income tax provision	$—	$—	$—	—%	$6	$—	$6	100%
Our provision for income taxes was immaterial for the three and nine months ended September 30, 2024 and 2023.
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
We define adjusted gross margin as gross profit, excluding stock-based compensation expense, depreciation and amortization within cost of revenue, as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric eliminates the effects of depreciation and amortization.
The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Gross profit	$17,800	$11,753	$50,840	$34,773
Adjustments:
Stock-based compensation	478	653	1,218	1,456
Depreciation and amortization	7,191	6,336	20,844	17,891
Adjusted gross profit	$25,469	$18,742	$72,902	$54,120
Gross margin	55%	46%	54%	47%
Adjusted gross margin	78%	74%	78%	74%
Adjusted EBITDA

Our management uses adjusted EBITDA to assess our operating performance. We define adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, realized and unrealized gains and losses on foreign currency transactions, impairment of long-lived assets, and other non-recurring charges. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We consider adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We define adjusted EBITDA margin as adjusted EBITDA as a percentage of total revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss and comprehensive loss	$(12,753)	$(16,055)	$(34,154)	$(47,505)
Adjustments:
Depreciation and amortization	7,331	6,473	21,268	18,337
Stock-based compensation (1)	8,438	7,958	19,495	18,545
Interest expense and investment income	555	489	1,631	1,225
Income tax provision	—	—	6	—
Foreign exchange loss (gain) (2)	178	(6)	159	58
Non-recurring professional services	—	282	—	282
Workforce reduction and related severance charges	—	12	—	3,616
Adjusted EBITDA	$3,749	$(847)	$8,405	$(5,442)
Adjusted EBITDA margin	12%	(3%)	9%	(7%)
________________
(1) $125 thousand of stock-based compensation expense is classified as workforce reduction and related severance charges in the table above for the nine months ended September 30, 2023, as it was incurred as part of our restructuring program. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding restructuring charges.
(2) As of September 30, 2024, the Company included foreign exchange loss (gain) in its reconciliation of net loss to Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA margin for the prior periods presented have been updated to conform with current presentation.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our IPO. As of September 30, 2024 and December 31, 2023, our principal sources of liquidity were cash, short-term investments and restricted cash, non-current of $25.6 million and $33.4 million, respectively. In general, our restricted cash may only be used to pay down our debt facility.
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
As of September 30, 2024, the outstanding balance under the RCA was $4.7 million, and the amount available to us for borrowing was $15.3 million. The outstanding balance is collateralized by an equal amount of cash held, which we are obligated to hold as restricted cash. For further details, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. As of September 30, 2024, our future minimum commitments for these finance leases and lease financing obligations including interest were $5.9 million and $25.6 million for the remainder of the year ending December 31, 2024 and thereafter, respectively.

As of September 30, 2024, our future minimum commitments for commenced operating leases were $2.7 million and $37.7 million for the remainder of the year ending December 31, 2024 and thereafter, respectively. For further information and our future minimum commitments on our finance leases and operating leases, see Note 10 and Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In September 2024, we entered into an operating lease agreement based in Canada that had not yet commenced with lease obligations of $1.1 million. The operating lease is expected to commence in the fourth quarter of 2024 with a non-cancellable lease term of approximately 3 years. In addition, in July 2024, we entered into an operating lease agreement with lease obligations of $6.0 million, which partially commenced in the third quarter of 2024. The remaining obligation of $1.4 million under this lease is expected to commence in the fourth quarter of 2024. The operating lease has a non-cancellable lease term of approximately 5 years.

In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of September 30, 2024, we had non-cancelable purchase commitments of $0.3 million and $0.9 million payable during the remainder of the year ending December 31, 2024 and the year ending December 31, 2025, respectively.

The following table shows a summary of our cash flows for the periods presented.

	Nine Months Ended September 30,
	2024	2023
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$10,272	$(10,598)
Net cash (used in) provided by investing activities	(11,882)	22,080
Net cash (used in) financing activities	(7,388)	(7,553)
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
For the nine months ended September 30, 2024, cash provided by operating activities was $10.3 million, which resulted from a net loss of $34.2 million, adjusted for non-cash charges of $42.5 million and net cash inflow of $2.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $21.3 million for depreciation and amortization expense, $19.5 million for stock-based compensation expense, and noncash lease expense on operating leases of $1.7 million. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.3 million increase of deferred revenue, which increased due to our growing sales and to timing of collections from our customers and a $0.8 million increase in accrued expenses and other current liabilities. The cash inflows were largely offset by an increase in accounts receivable of $2.0 million due to timing of collections, payments of operating lease liabilities of $1.3 million, and a $0.4 million decrease in accounts payable. Cash provided by operations increased for the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to our growing customer base, increased storage from existing customers and the price increase that began to take effect in October 2023, partially offset by increased expenditures related to managing and operating our co-location facilities, and increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
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
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2024 was $11.9 million, resulting primarily from the purchase of short-term maturity investments of $32.5 million. Cash used of $10.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform, and $0.9 million was related to capital expenditures in support of infrastructure deployments to support our growing business. Cash used was partially offset by $31.4 million of proceeds from the maturity of our short-term investments and $0.3 million from the disposition of certain hard drives.
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
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2024 was $7.4 million. Cash used in financing activities was primarily due to principal payments on our finance lease agreements and lease financing obligations of $14.8 million related to hard drives and other infrastructure equipment used in our co-location facilities and $0.9 million related to repayment of principal on financed insurance premiums. Cash used was partially offset by $6.3 million in proceeds from the exercise of employee stock options, $1.4 million in proceeds from our ESPP and $0.6 million in proceeds from borrowings under our debt facility.
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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to, and our debt facility with City National Bank. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of September 30, 2024, we had cash and cash equivalents and short-term investments balances of $3.0 million and $17.9 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.
Further, our debt facility with City National Bank, which was initially entered into during October 2021, as amended, is at a variable interest rate tied, at our discretion, to SOFR or to the Prime Rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.

Foreign Currency Exchange Rate Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Our sales are mostly denominated in the U.S. dollar and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. We do, however, earn revenue, pay expenses, and incur liabilities in countries using currencies other than the U.S. dollar, which primarily includes the British pound, the Canadian dollar, and the Euro. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be adversely affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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

These specific efforts include the following:

•strengthening our internal controls over financial reporting and the design of our internal-control framework through enhanced accounting policies, control activities, and monitoring;

•enhancing the precision of control around balance sheet reconciliation and cash flow review controls, including the review of underlying source data and procedures to strengthen the retention of contemporaneous documentation of control reviews;

•implementing a new enterprise resource planning (“ERP”) system, additional financial modules to support reconciliations, and other systems and processes related to fixed assets, leases, revenue recognition, and equity administration to increase capabilities over our consolidated financial statement recording and reporting processes;

•hiring additional full-time accounting personnel with appropriate levels of experience to increase our accounting and technical expertise, including a new Chief Financial Officer, a Corporate Controller, an Internal Controls Manager, a Director of Accounting, a Tax Manager, a Director of IT, and additional accounting staff, all with public company experience and / or a Certified Public Accountant certification; and

•reallocating responsibilities across our accounting organization so that the appropriate level of knowledge and experience is applied based on complexity of transactions. We intend to continue to take steps to remediate our material weaknesses, design and implement additional controls, and further evolve our accounting processes. The remaining material weaknesses cannot be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the actions described above, once fully implemented and tested, will be sufficient to remediate the identified material weaknesses and strengthen our internal controls.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has continued to implement remediation plans throughout 2024. The actions we took to remediate the material weaknesses included the following:

•Our Internal Audit team assisted us in evaluating our internal-control framework and made several recommendations for findings noted. We enhanced our controls and documentation support based on these recommendations.

•We have strengthened procedures and controls around balance sheet reconciliations and cash flow review by implementing account reconciliation software and ensuring appropriate personnel include adequate source data and procedures to support our documentation.

•We enhanced our ERP system to assist us in supporting reconciliations and in processing transactions related to fixed assets, leases, revenue recognition, and equity administration more efficiently and effectively. The ERP system provides significant enhancements to our internal control and reporting environment.

•We hired accounting and finance personnel with the appropriate level of public accounting knowledge and experience.

We completed our remediation plan for both material weaknesses noted below and believe our controls are appropriately designed. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect our outstanding material weaknesses to be fully remediated:

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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred net losses of $34.2 million and $47.5 million for the nine months ended September 30, 2024 and 2023, respectively. Over our 17 plus years of operations, we had an accumulated deficit of $181.6 million as of September 30, 2024. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; much longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. In the third quarter of 2023, we also announced price increases to our Computer Backup and B2 Cloud Storage offerings, which took effect in the fourth quarter of 2023. While there was some incremental decline in the rate at which customers increase storage with us as well as the number of new customers following the price increase, we did not experience any material impact on customer retention as of December 31, 2023 and September 30, 2024, respectively. However, it is difficult to attribute the impact from the price increase compared to other factors or variances in our quarterly results. In any event, while price increases may provide increased revenue from existing customers, any future price increase by us, or reductions in prices by our competitors, could cause us to lose existing customers who do not wish to renew their subscriptions at the higher prices, reduce the number of new customers that buy our products, or decrease the amount of data that customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
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
In the nine months ended September 30, 2024, we derived approximately 27% of our revenue from customers outside of the United States. We may also expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data centers, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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

Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine and Israel-Hamas, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Inflation has increased significantly over levels from the last few years in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, the upcoming 2024 U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally. Any such changes or uncertainties, including in international trade relations, legislation and regulations (including those related to taxation and importation), or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, and have a material adverse effect on the global economy as a whole and/or our business, or may require us to significantly modify one or more of our current business practices.
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

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including a pandemic or fluctuating demands in the cryptocurrency mining markets have impacted, and could impact in the future, our ability to source components in a timely and cost-effective manner from third-party suppliers. For example, for a limited period of time starting in April 2020, we acquired additional hard drives and related infrastructure through finance lease agreements in order to minimize the impact of potential supply chain disruptions due to the COVID-19 pandemic. The additional leased hard drives resulted in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to these lease agreements. The semiconductor industry also experienced a global chip shortage due to the COVID-19 pandemic and various other factors. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the Russia-Ukraine and Israel-Hamas hostilities, or tensions between Taiwan and China, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, including the United States, that could disrupt the global supply chain and result in the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions or other restructuring events. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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

Our management determined that as of December 31, 2023 we did not maintain effective internal controls over financial reporting, and as of September 30, 2024, we had two outstanding material weaknesses, specifically related to control activities, as follows. We completed our remediation plan for both material weaknesses noted below and believe our controls are appropriately designed. Once operating effectiveness has been demonstrated for a sufficient period of time, we expect our outstanding material weaknesses to be fully remediated.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, as amended (the Exchange Act), the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

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

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Offer Letter, dated July 9, 2024, by and between Marc Suidan and the Company	8-K	001-41026	10.1	08/08/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
99.1	BackBlaze, Inc. 2024 New Employee Equity Incentive Plan and forms of agreement thereunder	S-8	333-281983	99.1	09/06/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: November 7, 2024

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)