Form 10-K
period 2024-12-31
Backblaze, Inc.
filed 2025-03-11
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41026
_________________________________
BACKBLAZE, INC.
_________________________________
(Exact name of registrant as specified in its charter)

Delaware	20-8893125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Baldwin Ave. San Mateo, CA	94401
(Address of Principal Executive Offices)	(Zip Code)
(650) 352-3738
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BLZE	The Nasdaq Stock Market LLC (The Nasdaq Global Market)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $6.16 for a share of the registrant’s Class A common stock on June 30, 2024 (the last business day of the registrant’s most recently completed second quarter), as reported by the Nasdaq Global Market, was approximately $250.4 million. Shares of Class A common stock held by each executive officer, director, and holder of 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2025, 54.3 million shares of the registrant’s Class A common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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
•the impact of pandemics, inflation, war, other hostilities and other disruptive events on our business or that of our customers, partners, and supply chain or on the global economy; and
•our ability to prevent material weaknesses in internal controls over financial reporting.
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

Part I
Item 1. Business
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy to use, cost-effective, performant cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Customers use us to support their AI workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and IT needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers as of December 31, 2024, and our direct sales activities have historically supported us in acquiring larger customers. As we seek to move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of these customers. Our customers use our Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 4 billion gigabytes of data storage under management.
At its founding, Backblaze set out to dramatically simplify the process of storing, using, and protecting data. Over the following years, we focused relentlessly on cutting away the complexity common among traditional cloud vendors’ services and legacy on-premises system vendors. Today, we believe that our solutions are differentiated by their ease of use and affordability while also delivering reliability and performance. We believe that focusing on storage use cases and promoting an open cloud ecosystem helps position us to integrate well with a broad range of partners. From our straightforward pricing model, to our transparent communication with customers, to the popular and insightful content on our blog—we believe we have established ourselves as an open and trusted provider and partner.
Our Platform and Cloud Services
The Backblaze Storage Cloud organizes, safeguards, and keeps over 850 billion files available on demand and is designed to handle many more in the future. Through our purpose-built software that manages our global physical infrastructure, we provide a platform that we believe is durable, scalable, performant, and secure. Our two cloud services that we offer on our Storage Cloud are:
•Backblaze B2 Cloud Storage: Enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed on a pay-as-you-go basis, or can be paid for on a capacity basis or committed contract for greater predictability. This Infrastructure-as-a-Service (IaaS) enables use cases including backups, multi-cloud, application storage, ransomware protection, and storage for AI/ML workflows.
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
Our solutions are designed for individuals and businesses of all sizes, from large-scale businesses (enterprise) to small and medium-sized businesses (SMB) and across all industries. Our solutions appeal to customers with a desire for easy-to-use and cost-effective solutions.
Our go-to-market model is a layered approach that includes our self-service motion and our sales driven motion that focuses on larger customers. The sales driven motion includes our direct sales team that contracts directly with customers, with our channel sales team that contracts sales through our channel partners, and our Powered By Backblaze program that enables third parties to integrate Backblaze and thus offer white-label cloud storage as part of their product offering and under their own branding.

Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog through which millions of readers consumed content that we share there. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with approximately 73% of our total revenue in 2024 coming from self-serve customers. Our technology, channel and managed service provider (MSP) partners help expand use cases and sales channels and attract customers, thereby increasing usage of our Storage Cloud. Our sales driven selling motion focuses on selling our cloud services to larger customers and opportunities to increase revenue with existing customers. Customers acquired by our sales motion frequently have a significantly larger average revenue per customer than our self-serve customers.

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
Our B2 Cloud Storage revenue grew by 36% during the year ended December 31, 2024 and our Computer Backup cloud service revenue grew by 16% during the year ended December 31, 2024.
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
We have programs to support these partners, and our white-label Powered By Backblaze program supports Technology Partners, MSPs, and others by enabling them to more easily integrate our cloud storage and offer it directly to their customers under their own brand. This expands both their opportunity and ours.
The markets addressed by our platform include Public Cloud Infrastructure-as-a-Service (IaaS) storage. According to IDC forecasts, the worldwide market for Public Cloud IaaS Storage is expected to grow to $118 billion by 2028.
Backblaze Storage Cloud
The Backblaze Storage Cloud provides the core platform for our cloud services and is designed to be durable, available, scalable, secure, performant and predictive. This storage cloud organizes, safeguards, and keeps over 850 billion files available on demand and is designed to handle many more in the future. The key enabler of the Backblaze Storage Cloud is the software that runs it, which contains millions of lines of code that our software engineering team has written and continually improved since our Company’s founding. The ability to manage an ever-larger amount of data across ever-larger hard drives while maintaining data availability and durability continues to be highly complex. This web-scale software layer receives, stores, and delivers data for customers across the globe. Our code achieves this for billions of files under management by intelligently allocating storage locations in line with capacity and demand. Continued investment in developing data compaction, compression, performance optimization, and other software innovation further improves our ability to efficiently leverage hardware. Alongside these core processes, our software layer also manages load balancing, caching, deletion, billing, as well as numerous other essential functions for hundreds of thousands of customers. Generally weekly code updates regularly enhance these functions.

Our vault architecture creates redundancy for the storage of customer data using proprietary and other algorithms. Our software splits each uploaded customer file into several data parts, adds multiple redundant parts, and stores these parts across discrete hard drives in different servers in a data center. As a result, even if a few of the parts are entirely lost or offline, we are able to reconstruct the customer data from the remaining parts for durability and availability. Multiple vaults are grouped together to form one cluster, and one or more clusters are organized into a region. Our globally distributed storage platform also offers customers multi-region geographic choice for their data, including East and West Coast regions in the United States, as well as regions in Canada, and Europe—providing flexibility for different needs including geopolitical considerations, regulatory requirements, and performance optimization.
Our software manages our global physical infrastructure of over 300,000 hard drives and one terabit per second (one million megabits per second) of network capacity across multiple data centers. Our systems also manage the automation, monitoring, and security of this infrastructure.
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
Our Cloud Service Offerings
Backblaze B2 Cloud Storage. B2 Cloud Storage provides customers direct access to our Storage Cloud to store, use and protect data. Users can access the platform through industry standard and native application programming interfaces (APIs), software development kits (SDKs), our web interface, or hundreds of third-party integrations. The wide range of options for accessing B2 Cloud Storage allows anyone to use it, including developers and partners who can integrate storage capabilities into their technology stack or build their own solutions on top of our platform. Customers also strategically tier backups of their core data systems to our cloud, including on-premises and virtual machine servers and other high-capacity storage devices. More recently, businesses are incorporating B2 Cloud Storage into artificial intelligence (AI) and machine learning (ML) workflow, ensuring data accessibility, scalability, and efficient network performance. From raw data collection and processing, to model training and inference, B2 Cloud Storage provides a reliable foundation for managing vast datasets, enables seamless data transfer to GPU clusters, optimizes storage for AI-generated outputs, and provides cost-effective, scalable storage for monitoring and logs. B2's open platform and free egress (up to 3x) drive cost-efficient multi-cloud architectures, enabling seamless data orchestration across diverse cloud environments. This flexibility allows customers to leverage best-of-breed GPU services without vendor lock-in, and significantly reduces data transfer costs, maximizing resource utilization and minimizing overall expenses.
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
Customers
Our customers consist of a wide range of consumers, organizations and businesses, from SMB to enterprise. As of December 31, 2024, we had over 500,000 customers in over 175 countries, including approximately 400,000 customers using our Computer Backup cloud services solution and approximately 100,000 customers using our B2 Cloud Storage solution (approximately 18,000 customers use both our B2 Cloud Storage and Computer Backup solutions). Our customers span a range of industries, including a broad range of businesses, MSPs, developers, media teams, AI innovators, creative agencies, academic institutions, government agencies, research institutes, gaming companies, and individuals. Our customer base is highly diversified, with no single customer accounting for more than 10% of our total revenue in 2024 or 2023.
Sales and Marketing

We have a layered go-to-market model that includes our self-service motion and our sales driven motion that focuses on larger customers. The sales driven motion includes our direct sales team that contracts directly with customers and emphasizes the acquisition of larger customers, our channel sales team that contracts sales through our channel partners, and our alliances team that works with other technology partners to sell B2 Cloud Storage, including through our Powered By Backblaze program that enables third party platform providers to purchase Backblaze to then sell it to their customers as a part of their product offering.

Prospective customers find us through a number of sources including our website, partners, and brand advocates. We regularly optimize our website to improve the user experience and increase traffic through search engine optimization to accelerate lead generation. We have fostered community engagement through the content shared on our blog, which is read by millions of people. In addition to generating customers, our content generation efforts have contributed to building a community of thousands of partners. Our technology, channel, and MSP partners expand use cases and attract customers, thereby increasing the usage of our platform.
Our marketing efforts focus on establishing our brand, generating awareness, creating leads, and cultivating the Backblaze community. The marketing team consists primarily of demand generation, product marketing, corporate communications and publishing, social media, and lifecycle marketing teams. We leverage both online and offline marketing channels such as blogs, events and trade shows, seminars and webinars, whitepapers, case studies, search engines, advertising and email marketing.
Research and Development
We invest substantial resources in research and development. We have an internal technology roadmap to introduce new features and functionality to our platform. Those investments have continued to result in innovations to the platform such as shard stash which improves small file uploads up to 30% faster than competitors and product enhancements such as our white-label solution called Powered By Backblaze which enables customers to sell B2 Cloud Storage on their platform and under their own brand. Development of software based solutions such as Computer Backup Enterprise Control provides up-selling opportunities that help customers while improving our gross margin profile. Substantially all of our engineering organization is focused on software development.
We generally have a continuous product release cycle and we typically release updates on a weekly basis. We establish priorities for our organization by collaborating closely with our customers, community, and employees.
Competition
Our current primary competitors generally fall into the following categories: traditional public cloud vendors, such as Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure; certain smaller and/or private cloud storage competitors; and legacy on-premises storage vendors such as Dell EMC.
We compete primarily based on the ease of use of our product and lower pricing, along with our free egress (up to 3x) and support for an open cloud ecosystem. Our innovation increasingly plays a role in how we attract and win customers, including work on key platform features; interoperability; capabilities for configurability and APIs; and, availability, durability, scalability, and performance. We are also differentiated by brand awareness and reputation; transparency of our pricing with customers; customer support; independence; security; and our partner ecosystem.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our technology platform and cloud services, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. While we do not own any patents to date, we have two pending patent applications. In addition, we protect our intellectual property through a combination of trade secrets, copyrights, trademarks, service marks, and domain names where appropriate. In addition, we control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals, and entities that may be exploring a business relationship with us. We own the following registered trademarks: “Backblaze,” “B2,” “Break Free,” “Blaze Forward” and the Backblaze logo. We also have pending trademark applications.
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
Employees and Human Capital
We believe we have an aligned and engaged workforce. As of December 31, 2024, we had 346 full-time employees.

Many of our employees are based out of our San Mateo, California headquarters. Most employees located in proximity to our headquarters office location utilize a hybrid approach which includes a mixture of working in the office and working remotely from home. While many of our employees are based near our headquarters, our organizational framework is structured to allow the acquisition of fully remote employees, providing us with access to a talented and diverse workforce across the country.

Culture is very important at Backblaze and we recognize that employees are our greatest asset. We recognize and value the importance of fostering an inclusive environment where employees of diverse skills, talents, backgrounds, cultures and circumstances provide Backblaze a competitive advantage in understanding and better serving a broader array of customers. A culture empowered by awareness, acceptance and action ensures Backblaze attracts, retains and rewards high performing talent.

No employees are represented by a labor union with respect to his or her employment by us. We have not experienced any work stoppages, and we consider our relations with our employees to be positive.
Facilities
Our principal executive offices are located in San Mateo, California. We lease data center facilities in California; Arizona; Virginia; Toronto, Canada; and Amsterdam, the Netherlands. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.
Follow-On Offering
On November 20, 2024, we issued and sold an aggregate of 6,250,000 shares (the “Shares”) of our Class A common stock, par value $0.0001 per share (the “Common Stock”) at a public offering price of $5.60 per share (the “Follow-On Offering”). We also granted the underwriters an option to purchase up to an additional 937,500 shares of Common Stock at the same per-share price of $5.60 per share, which the underwriters exercised. We received net proceeds of $37.4 million from the offering, after deducting the underwriting discounts and commissions and other offering expenses.
Corporate Information
We were incorporated in Delaware in 2007 under the name Backblaze, Inc. We completed our initial public offering in November 2021 and our common stock is listed on The Nasdaq Global Market under the symbol “BLZE.” Our principal executive offices are located at 201 Baldwin Ave., San Mateo, CA 94401 and our telephone number is (650) 352-3738. Our website address is www.backblaze.com.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the Securities and Exchange Commission, or the SEC. Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://ir.backblaze.com as soon as reasonably practicable after such reports are available on the SEC’s website. The SEC maintains a website that contains reports and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.
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

•
Although we have previously identified and remediated material weaknesses in our internal controls over financial reporting, we could experience material weaknesses in the future and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our common stock.

Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses of $48.5 million and $59.7 million for the years ended December 31, 2024 and 2023, respectively. Following our 17 plus years of operations, we had an accumulated deficit of $196.0 million as of December 31, 2024. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future, particularly as we seek to move up-market and may also include new market entrants, including storage offerings by some of our partners. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. We have raised prices in the past, including price increases which took effect in the fourth quarter of 2023. While we believe that these price increases resulted in increased revenue without a material negative impact on our business, any future price increases by us, or reductions in prices by our competitors, could have a material adverse effect on our business, including potential loss of customers who do not wish to renew their subscriptions at the higher prices, reduction in the number of new customers, or a decrease in the amount of data that existing (or new) customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are subject to extreme weather events and natural disasters, such as earthquakes, hurricanes and tornados, storms, floods, fires and droughts, which may become more frequent and intense due to climate change. Our facilities and data centers are also vulnerable to damage or interruption from human error, intentional bad acts, war or other military conflict, including the conflicts between Russia-Ukraine and Israel-Hamas, which may further escalate and could directly or indirectly involve other countries, including the United States, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, a third party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 of the United States

Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to our normal operations, but future bankruptcies or similar events affecting our third-party hosted data center providers could result in disruptions to our Company, access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions have had some immaterial impact on our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract a large number of customers on a cost-effective basis. Any price increases could make it more difficult to attract new customers and retain existing customers, or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!. In 2023 we modernized our website to help improve the user experience and increase traffic through search engine optimization to accelerate lead generation, although such efforts may not be as successful as anticipated to increase web traffic and improve the user experience. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if AI results replace traffic from search engines, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in promoted search result costs could adversely affect our customer acquisition efforts and our operating results. In addition, we also rely on our blog and word of mouth to drive additional customers. To the extent our blog does not continue to attract readers or if our reputation is harmed, these additional means of attracting customers may no longer provide significant numbers of customers in the future.
In addition, because we offer our Computer Backup cloud service at a fixed price, the amount of data our customers back up affects our costs and gross margins. Subject to certain limitations, we also offer up to three times free egress for our B2 Cloud Storage customers. To the extent current or future customers back up unusually large amounts of data, use an excessive amount of egress or growth in the amount of data backed up per customer outpaces decreases in storage costs, our costs and gross margins and infrastructure could be adversely affected.

If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. We have recently launched various new product features and other changes, including Event Notification and Live Read. We cannot be certain whether such features and other changes will achieve a desired level of market adoption and return on investment. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We also have limited internal resources and thus need to selectively prioritize features and other development and infrastructure projects, and de-prioritize other such projects. Although we seek to prioritize the projects that we believe are the most important and de-prioritize projects of lesser importance based on the information available to us at any given time, there is no guarantee that our prioritization efforts will achieve the desired market adoption or infrastructure improvements and we may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. In addition, any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, any enhancements, new features or offerings generally require upfront investments before any potential return on investment, and may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
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
We have recently experienced, and continue to experience, a period of rapid growth. The amount of data stored with us and the storage infrastructure deployed by us has increased significantly. The number of customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In 2023 and 2024, we initiated measures to reduce headcount and took other actions to pursue greater cost efficiency and align strategic initiatives. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth may continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions. It may also be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls. If we fail to manage our growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data centers.

We must continue to effectively manage our infrastructure, including capital expenditures to maintain and expand our data center capacity, servers and equipment, and locations. The costs of building out and maintaining our data centers, including the purchase and leasing of equipment, constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors, it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data centers, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center sites are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. Such increases could adversely affect our business financial conditions and results of operations.
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

Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may also face greater peak demands on our infrastructure from customers using our platform that could temporarily impact the quality of our services, strain our resources, increase our operating costs or require additional capital expenditures. We may face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education, prolonged contract negotiations and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. In addition, the loss of any larger customers will have a greater impact on our financial results than the loss of smaller customers, which could cause our financial results to fluctuate more significantly from period to period. Moreover, we cannot assure you that our efforts to attract and retain customers will be successful or justify the additional investments in a timely manner, or at all.
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
Our quarterly results of operations may vary significantly in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the trading price of our common stock. Factors that may cause fluctuations in our quarterly results of operations include, without limitation:
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
•the length of the sales cycle;
•the amount and timing of sales commissions, particularly with respect to pipeline, that may precede or exceed the actual corresponding revenue we receive;
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
For example, although we do not have a significant amount of customers located in Ukraine and Russia, the Russian-Ukraine conflict has caused oil prices to rise and increased the risk of disruption to the supply chain for oil. The Israel-Hamas conflict also resulted in some similar effects. The hostilities in various places around the world could also escalate further and directly or indirectly involve other countries, including the United States, which could cause a greater impact on us and our customers, partners and supplies.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, in 2024 we implemented a new commission structure for our sales team and expect to periodically optimize our commission structure. If our sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. We also rely from time to time on hiring employees from foreign countries, which may require immigration requirements. The immigration process can be subject to frequent changes and limitations, and we may experience difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other key countries, which could negatively impact our ability to strategically locate our personnel. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We have a culture that encourages employees to be open, collaborate, strive to do the right thing, and develop and launch new and innovative solutions, which we believe is essential to attracting customers and partners and serving the best, long-term interests of our company. As our business grows and becomes more complex, it may become more difficult to maintain culture aligned across the Company. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our strategies. If we fail to maintain our company culture, our business and competitive position may be harmed.
Our operations and those of our customers, vendors and suppliers outside the United States, are subject to increased business, regulatory and economic risks that could impact our results of operations.

In 2024, we derived approximately 26% of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and wholly owned subsidiary in Canada in January 2025. We may continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data centers, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:

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
•compliance with immigration laws, both in the United States and the applicable foreign country, which laws and practices are subject to changes and delays;
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
Expanding our international operations and complying with applicable laws and regulations may substantially increase our cost of doing business in international jurisdictions. We may also be unable to keep current with changes in laws and regulations as they develop, and we or our employees, contractors, partners, and agents may fail to maintain compliance with applicable laws and regulations. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. We also have numerous international partners and suppliers that could result in a direct or indirect impact on our business based on the international risks described above. If we, or our partners and suppliers, are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

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

Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine and Israel-Hamas, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Inflation has increased significantly over levels from the last few years in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, the change in administration as a result of the 2024 U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally. It is presently unclear exactly what actions the U.S. will implement, and if implemented, how these actions may impact our business. However, changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.
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

We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use one or more commercial banks for our banking needs. While we and the banks we have used to date have not been directly affected by the failures of certain banks in 2023, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. In addition, in December 2024, we terminated our loan and security agreement with City National Bank, which included a revolving line of credit. While that line of credit was limited due to a requirement to fully collateralize any loan amounts by cash, we do not currently have a replacement line of credit or other equivalent arrangement. Without additional access to these kinds of capital on commercially reasonable terms, or at all, we may not be able to respond to increased demand for our cloud services on a timely or cost-effective basis. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We could be an emerging growth company for up to five years following the completion of our IPO or until we reach certain thresholds. Investors may find our common stock less attractive due to our election to rely on these exemptions and there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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
Certain estimates and information contained in this Annual Report on Form 10-K, including general expectations concerning our industry and the market in which we operate, market opportunity, and market size, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Moreover, much of this information is based on information provided by third-party providers. Although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data, and such information may also not prove to be accurate. If there are any limitations or errors with respect to such data or methodologies, our business opportunities may be limited, which could negatively affect our shares of common stock. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, if at all.
Any future litigation against us could be costly and time-consuming to defend.

We are and may become subject to legal proceedings, investigations, and claims that arise in the ordinary course of business. For example, we are and may be subject to claims brought by customers, vendors or other third parties in connection with various types of disputes, including relating to commercial or contract matters, violation of securities laws, intellectual property laws or other laws, or privacy or other data breaches, or employment claims made by our current or former employees. Litigation can often be expensive, even when there is a successful outcome, and can divert management’s attention and resources, which could harm our business and financial condition. Any adverse outcome could also result in significant monetary damages or other types of unfavorable relief, which could harm our business as well as our reputation. Although we may have various insurance policies, insurance might not cover such claims or provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us, including premium increases or the imposition of large deductible or co-insurance requirements. In addition, we are also and may also be subject to subpoena requests from third parties as well as governmental agencies from time to time that require us to provide certain information relating to matters targeted against other third parties, which can be time consuming.

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

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the Russia-Ukraine, Israel-Hamas and China-Taiwan conflicts, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. Although the Toshiba buyout and Western Digital spin-out have not resulted in any material impact to our business to date, such industry consolidations, acquisitions or other restructuring events of third party vendors or partners may increase the likelihood of closure or other changes at such vendors and partners that could adversely affect our business. Also, a third party vendor that operated one of our multiple data center locations filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs, and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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

We are an emerging growth company, which provides, among other things, reduced disclosure requirements, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our Common Stock less attractive to investors.

As of June 30, 2024, we continued to qualify as an “emerging growth company,” as defined in the securities law. For as long as we continue to be an emerging growth company, we have taken, and may continue to take, advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced certain financial disclosure requirements and exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. By taking advantage of some or all of the reduced disclosure requirements available to emerging growth companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

We will remain an emerging growth company until the earlier of December 31, 2026 or (i) as of June 30, 2025, our public float is less than $700 million; (ii) our total annual gross revenues do not exceed $1.235 billion or more during a fiscal year, or (iii) we issue less than $1 billion in non-convertible debt over the past three years.

We were previously a “smaller reporting company” under the securities laws, and therefore able to take advantage of various reduced financial and other disclosure obligations and requirements. However, as of June 30, 2024, we exceeded the applicable threshold to qualify as a smaller reporting company. As a result, while we are still able to utilize the reduced financial and other disclosure obligations and requirements applicable to smaller reporting companies for our 10-K for the year ended December 31, 2024 (and still qualify as an emerging growth company as noted above), we will not be able to utilize the smaller reporting company status for the foreseeable future thereafter. In addition, we now qualify as an “accelerated filer” pursuant to SEC rules and are subject to such requirements, including an accelerated timeframe to file our annual report on Form 10-K beginning for fiscal year 2024 and subsequent quarterly reports on Form 10-Q. Although we expect to be able to file such reports on a timely basis, compliance with the accelerated timeframe creates additional challenges and strain on resources, particularly in the finance and accounting department.

Risks Related to Accounting and Tax Matters
The failure to maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our common stock.
We have previously identified material weaknesses in our internal controls over financial reporting, which we remediated. However, if we are not able to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or timely file our periodic reports. As a result, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be materially impacted.

We have dedicated significant effort and resources towards measures to remediate the identified material weaknesses (see Part II, Item 9A. Controls and Procedures included elsewhere in this Annual Report on Form 10-K for additional information regarding remediation efforts). Through testing of our internal controls completed during the quarter ended December 31, 2024, management has determined that the controls related to our remediation actions were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2024.
Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, we may be unable to produce timely and accurate financial statements or comply with applicable regulations, which could negatively impact the price of our common stock.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures and internal controls over financial reporting and expect that we will need to continue to expend significant resources, including accounting-related costs, and significant management oversight, to meet such requirements. However, our current controls and any new controls that we develop may not be adequate, and weaknesses in our disclosure controls may be discovered in the future. We have previously identified material weaknesses in our internal controls over financial reporting, which we subsequently remediated; however, new material weaknesses may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
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
As of December 31, 2024, we had net operating loss carryforwards for U.S. federal income tax purposes of $123.3 million available to offset future U.S. federal taxable income. Also, as of December 31, 2024, we had net operating loss carryforwards for state income tax purposes of $95.6 million available to offset future state taxable income. If not utilized, the federal and state tax credit carryforwards will begin to expire in 2027.

Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” our ability to use pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset post-change income may be limited. Similar rules may apply under state tax laws. We have performed a Section 382 analysis through December 31, 2024. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.
Changes in tax laws and related matters could materially affect our financial condition, results of operations and cash flows.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In addition, the change in administration as a result of the 2024 U.S. presidential election could lead to changes in tax laws and enforcement practices. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

International tax laws also undergo frequent change. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our results of operations could be adversely affected.
The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality and those related to the valuation of our Employee Stock Purchase Plan expense. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

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

Our future success and competitive position depend in large part on our ability to establish, maintain, protect, and enforce our intellectual property and proprietary rights. We do not currently own any issued patents and rely on a combination of trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. While we currently have some patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications, the patent protection may not be obtained quickly enough to meet our business needs, any patents issued in the future may not provide us with competitive advantages or they may be successfully challenged by third parties. Additionally, The steps we have taken and will take may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may be unable to detect any of the foregoing. Furthermore, effective trademark, copyright, and trade secret protection may not be available in every country in which our cloud services are available. Our lack of patent protection may restrict our ability to protect our technologies and processes from competition. Defending and enforcing our intellectual property rights may result in litigation, which can be costly and divert management attention and resources. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our cloud services. Any of these events could have a material adverse effect on our business.
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
Risks Related to Ownership of Our Common Stock
Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such stockholder. Any provision of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our common stock.
The market price of our common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.
Prior to the listing of our common stock, there was no public market for shares of our common stock. Since our IPO, the stock price of our common stock has experienced very high volatility and the market prices of securities of other newly public companies have historically been highly volatile. The market price of our common stock could be subject to wide fluctuations in response to various factors, including those listed in this Annual Report on Form 10-K, some of which are beyond our control and may not be related to our operating performance.
Fluctuations in the price of our common stock could cause you to lose all or part of your investment because you may be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•sales of shares of our common stock by us or our stockholders;
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
We may provide from time to time guidance regarding our expected financial and business performance, which may include projections regarding sales and production, as well as anticipated future revenues, gross margins, profitability, and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new products. Our guidance is based on certain assumptions such as those relating to anticipated production and sales, average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.
Sales of a substantial number of our common stock in the public market could cause our share price to fall.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock. In addition, our daily trading volume may be limited and significantly less than the amount of shares available for sale. In the event that the number of our common stock shares offered for sale on any given day exceeds the existing demand for our shares, it may cause our stock price to fall.
We may also issue additional shares of our common stock, convertible securities or other equity, including pursuant to our equity compensation plans. Such issuances could be dilutive to investors and could cause the price of shares of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of shares of our common stock.
The above factors may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Any such sales also could cause the market price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market, or our competitors, or if they adversely change their recommendations regarding our common stock, the market price of our common stock and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our common stock or provide more favorable recommendations about our competitors, the market price of our common stock would likely decline. If any of the analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Cybersecurity attacks impact businesses and organizations of all sizes and sectors on a global basis. At Backblaze, we recognize the importance of developing, implementing and maintaining a cybersecurity risk management program. Our customers rely on our solutions to store, use and protect their files, which may include confidential or personally identifiable information, critical business information, and other meaningful content. A successful cybersecurity attack could adversely affect the confidentiality, integrity, and availability of our information systems or any data residing therein. We dedicate significant effort and resources to protect our systems and data, as well as the data of our customers from cybersecurity threats. We are dependent on internal and external information technology systems and infrastructure to securely process, transmit, and store critical information. Our Audit Committee is responsible for overseeing our cybersecurity, which represents an important component of the company’s enterprise risk management (“ERM”). We seek to reduce cybersecurity risks through a variety of cybersecurity risk management activities that are designed to identify, assess, manage and mitigate cybersecurity threats.

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

Governance

Our Board of Directors, in coordination with its committees, with input from the Risk Management Committee, a cross-functional committee comprised of our executives and other leaders of various departments, oversees our enterprise risk management process, including the risks arising from cybersecurity threats. Our incident response policies and procedures provide for prompt notice to key members of our management team and other company personnel of any incidents that could negatively impact the company’s systems or data. Our cybersecurity risk management program is managed by our CISO, whose security team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CISO also regularly provides updates to the Audit Committee on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party and independent reviews, and other information security considerations. The Audit Committee also receives information regarding cybersecurity incidents, including prompt updates for any cybersecurity incidents that may be deemed material events impacting us and which might require public disclosure. Our CISO and other key personnel also frequently engage with key vendors, industry groups, and law enforcement communities as part of our continuing efforts to improve our cybersecurity program.

Experience

Our CISO has 30 years of experience working in cybersecurity, IT, governance, risk management, regulatory compliance, and data protection and privacy program design and implementation. He previously served as the Chief Information Security Officer at multiple federal healthcare contractor organizations, and also served as the Director of IT Security at a publicly traded international satellite radio company. He is an IAPP Fellow of Information Privacy, holds a GIAC Law of Data Security and Investigations certification, and also holds approximately 40 security, privacy, and risk management certifications.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. For example, as we previously disclosed, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could enable attackers to take control of vulnerable servers. Although we did not identify any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security updates. As is common in the industry, we also experience periodic phishing and distributed denial-of-service (DDoS) attacks. To date and except as otherwise may be noted in this Annual Report on Form 10-K, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attached, our reputation and business may be harmed” in Part I, Item 1A, and other risk factors in this 10-K.
Item 2. Properties
Our corporate headquarters is located in San Mateo, California and consists of approximately 24,000 square feet of space, including approximately 12,000 square feet of space subject to a potential sublease to a third party, under a lease agreement which expires in 2029. We also lease space in multiple data centers located domestically in California, Arizona and Virginia, and data centers located internationally in Amsterdam, the Netherlands and Toronto, Canada. We lease all of our facilities and do not own any real property. We may add facilities as we grow our employee base, expand our Backblaze Storage Cloud platform, and may also elect to consolidate the locations of the data centers we use as well as other operation centers from time to time to address our needs and strategy.
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
Our Class A common stock (“common stock”) has been listed on The Nasdaq Global Market under the symbol “BLZE” since November 11, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 28, 2025, there were 12 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
Recent Sales of Unregistered Securities
Not applicable.
Issuer Repurchases of Securities
None.
Use of Proceeds
On November 20, 2024, we issued and sold an aggregate of 6,250,000 shares (the “Shares”) of our Class A common stock, par value $0.0001 per share (the “common stock”) at a public offering price of $5.60 per share (the “Follow-On Offering”). We also granted the underwriters an option to purchase up to an additional 937,500 shares of common stock at the same per-share price of $5.60 per share, which the underwriters exercised. We received net proceeds of $37.4 million from the offering, after deducting the underwriting discounts and commissions and other offering expenses.
All of the shares issued and sold in our Follow-On Offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-279033), which was filed with the SEC on May 10, 2024 and declared effective by the SEC on May 13, 2024, and Prospectus Supplement filed with the SEC on November 21, 2024 pursuant to Rule 424(b)(5).

There has been no material change in the planned use of proceeds from the offering from those disclosed in the Prospectus Supplement dated as of November 21, 2024 and filed with the SEC on November 21, 2024.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included in “Part II — Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties, as described under the heading, “Special Note Regarding Forward-Looking Statements” in “Part I — Item 1A. Risk Factors.” You should review the disclosure under the heading, “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to “Backblaze,” the “Company,” “we,” our,” “us,” or similar terms refer to Backblaze, Inc. and its consolidated subsidiaries.
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy to use, cost-effective, performant cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Customers use us to support their AI workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and IT needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers as of December 31, 2024, and our direct sales activities have historically supported us in acquiring larger customers. As we seek to move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of these customers. Our customers use our Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 4 billion gigabytes of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (IaaS) offering and our Backblaze Computer Backup Software-as-a-Service (SaaS) offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis or can be paid for on a capacity or committed contract basis for greater predictability. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.

We believe that focusing on storage use cases and promoting an open cloud ecosystem allows us to integrate well with a broad range of partners. We have consistently invested in innovation, showcased by our technology platform and related features, allowing us to achieve customer, community, and product milestones.

In 2024, we partnered with a leader in hybrid cloud solutions in Canada, which will extend our market reach in this region. As part of the partnership, we opened a new data center region in Canada. Our partner delivers managed cloud services, application development and modernization, backup and disaster recovery, security, and compliance solutions to businesses in Canada and around the world.

Our operations and financial performance depend in part on economic conditions, regulatory changes, and the impact these factors have on our business. The change in administration as a result of the 2024 U.S. presidential election could lead to changes in these and other areas. We are monitoring actions and proposals, evaluating potential impacts, working with our vendors to understand any potential impacts on them, and at this point do not foresee any material impact on our business based on the actions taken to date.

Price Increases and Product Updates
During the third quarter of 2023, we announced pricing increases and product updates across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. Effective October 3, 2023, we increased the monthly B2 pay-as-you-go storage rate from $5 to $6 per terabyte; the price of our B2 Reserve offering and other committed contracts did not change. We also made egress free for all B2 Cloud Storage customers up to 3x per month the amount of data they store with us. In addition, we increased the pricing of our Computer Backup offering to $9 per month, or $99 for a 1-year subscription plan and $189 for a 2-year subscription plan. As part of the Computer Backup price increase, we also bundled One Year Extended Version History, which previously had been a $2 per month add-on expense if customers selected that option. The Computer Backup price increase is being phased in over time based on renewal timing. As part of our leadership in the open cloud movement, we also announced free egress (up to 3x), significant performance improvements, and new functionality to increasingly support our customers’ ability to break free from limitations on their data.

2024 Financial Developments

Follow-On Public Offering

On November 20, 2024, we issued and sold an aggregate of 6,250,000 shares (the “Shares”) of our Class A common stock, par value $0.0001 per share (the “Common Stock”) at a public offering price of $5.60 per share (the “Follow-On Offering”). We also granted the underwriters an option to purchase up to an additional 937,500 shares of Common Stock at the same per-share price of $5.60 per share, which they exercised. We received net proceeds of $37.4 million from the offering, after deducting the underwriting discounts and commissions and other offering expenses.

Banking Relationship and Line of Credit

On December 10, 2024, we voluntarily terminated our Loan and Security Agreement with City National Bank, dated October 21, 2021, as amended, which included a revolving line of credit that was 100% collateralized by cash held by us. At the time of termination, no amounts were outstanding under the revolving line of credit, as we had fully paid down the revolving credit amount following the completion of our Follow-On Offering in November 2024.

2024 Restructuring Plan

In November 2024, we implemented a restructuring plan intended to improve our cost structure and operating efficiency (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included a reduction in headcount and in our facilities footprint at our corporate headquarters. See “Item 8. Consolidated Financial Statements — Note 16. Restructuring — Restructuring Plans” for additional information.
Our Business Model
Our solutions are designed for individuals and businesses of all sizes, from large-scale enterprise businesses to small and medium-sized businesses (“SMB”) and across all industries. Our solutions appeal to customers with a desire for easy-to-use and cost-effective solutions while also delivering reliability and performance. We generate revenue primarily from our two cloud services:
•Backblaze B2 Cloud Storage, which enables customers to store data for a wide range of use cases, and for developers to embed our platform into their applications. In both cases, our customers use this offering on a consumption-based or capacity-based model or committed contract basis, and
•Backblaze Computer Backup, which provides virtually unlimited backup to businesses and consumers in a SaaS subscription model using primarily flat-rate pricing.
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
For prospective customers interested in B2 Cloud Storage, we offer a free tier and a simple, intuitive sign-up process, allowing them to quickly on-board and start using our solutions. Once prospective customers grow beyond the free storage limit, they have the flexibility to only pay for what they need and pay as they go, without any lock-in or long-term commitments. This is delivered via a consumption-based model, and we charge a fixed price per month per gigabyte of data stored on our platform. Customers may purchase our B2 Cloud Storage on a capacity or committed contract basis for greater predictability.
For prospective customers interested in Computer Backup, we offer a free 15-day trial and automatically start to back up all their files securely to our Backblaze Storage Cloud. Prospective customers can then choose to sign up on a per computer basis. The service is delivered via a SaaS model where revenue is recognized ratably over the subscription term. Subscriptions are offered to customers on a monthly, annual, or biennial basis, providing customers flexibility to choose their commitment lengths. We generally charge a flat rate for this solution and provide virtually unlimited backup capabilities to customers.

Our go-to-market model has several selling motions, including direct sales, channel and self-service. Our direct sales team that contracts directly with customers, particularly targeting larger customers, and our channel and partner sales teams that contracts sales through our channel and technology partners. More recently, we also added our Powered By Backblaze program, a white label solution that enables third parties to integrate B2 and thus offer cloud storage as part of their product offering under their brand. In addition, we have a self-serve selling motion. Prospective customers find us through a variety of channels including our website, partners, and brand advocates. We have fostered community engagement with content we share on our blog, which includes millions of readers viewing the content we shared in 2024 alone. Our content is intended to encourage organic, inbound traffic that we believe serves as our greatest source of advocates and referrals. Our free trial and self-serve sign-up processes help convert our blog readers and referrals from our brand advocates into customers, with approximately 73% of our total revenue in 2024 coming from self-serve customers.
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
Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Sales Efforts

We believe an increasingly important customer acquisition model is our targeted direct sales team that is focused on larger customers as well as our channel and partner sales teams. We intend to continue to uplevel and expand our sales team to focus on more and larger customers.
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
Continued Platform Investment and New Product Launches
We are committed to delivering market-leading products that continue to make cloud storage and backup easy. We believe we must maintain our product and platform quality and strength of our brand in order to retain the current customer base as well as drive further revenue growth in our business. We intend to continue investing in our research and development activities to build upon our strong position in the technology community. We also plan to launch new products that are adjacent to our current offerings, which will provide us with the ability to further cross-sell and upsell.
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 26% of our total revenue originating outside of the United States for the year ended December 31, 2024. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment. For example, in January 2025 we opened a data center region in Toronto, Canada and partnered with a leader in hybrid cloud solutions in Canada, to extend our market reach in Canada, as noted above.

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

	December 31,
	2024	2023
B2 Cloud Storage
Net revenue retention rate (NRR)	123%	122%
Gross customer retention rate	89%	90%
Annual recurring revenue (in millions)	$70.2	$57.6
Number of customers	107,616	97,842
Annual average revenue per user	$645	$577

Computer Backup
Net revenue retention rate (NRR)	109%	100%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$66.5	$60.0
Number of customers	417,845	431,745
Annual average revenue per user	$159	$140

Total Company
Net revenue retention rate (NRR)	116%	109%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$136.7	$117.6
Number of customers (1)	507,647	511,942
Annual average revenue per user	$268	$228

(1) The number of customers for each of B2 Cloud Storage and Computer Backup solutions include customers that use both our B2 Cloud Storage and Computer Backup solutions.

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

Our Net Revenue Retention Rate was essentially flat for B2 Cloud Storage for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our Net Revenue Retention Rate increased by 9% for Computer Backup for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the price increase.

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

Our Gross Customer Retention Rate decreased by 1% for both B2 Cloud Storage and Computer Backup for the year ended December 31, 2024 compared to the year ended December 31, 2023.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 123% as of December 31, 2024. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our consolidated financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Our ARR increased by $12.6 million, or 22% for B2 Cloud Storage for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the price increase and increased storage from new and existing customers. Our ARR increased by $6.5 million, or 11%, for Computer Backup for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the price increase.

Number of Customers
We define a customer at the end of any period as a distinct account, as identified by a unique account identifier, that has paid for our cloud services, which makes up substantially all of our user base. In the fourth quarter of 2023, we refined our customer definition to include end-user customers that purchase through a reseller.
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
Our Annual ARPU increased for B2 Cloud Storage and Computer Backup by 12% and 14%, respectively, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increased storage and our focus on adding larger customers.
Key Components of Results of Operations
Revenue
We generate revenue primarily from our B2 Cloud Storage and Computer Backup cloud services offered on our platform. Our platform is offered to our customers primarily through either a consumption or committed contract basis or a subscription-based arrangement through B2 Cloud Storage and Computer Backup, respectively. Our subscription arrangements generally range in duration from one month to three years, for which we bill our customers up front for the entire period.
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

During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. We realized a favorable impact to total revenue across our products, and did not experience a significant change in costs as a result of the increase. We have not experienced a material impact on customer retention as a result of this price increase through December 31, 2024.

Cost of Revenue and Gross Margin
Cost of revenue consists of our expenses in providing our platform and cloud services to our customers. These expenses include operating in colocation facilities, network and bandwidth costs, and depreciation of our equipment and finance leased equipment in colocation facilities. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
We intend to continue to invest additional resources in our infrastructure to support the growth of our business. Some of these investments, including costs of infrastructure equipment (including related depreciation) and expansion, and software development costs and related amortization are incurred in advance of generating revenue, and either the failure to generate anticipated revenue or fluctuations in the timing of revenue could affect our gross margin from period to period.
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
Research and Development
Research and development expenses consist primarily of our investment in personnel costs, costs related to technical operations, and an allocation of our general overhead expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, IT, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. We expect to continue incurring general and administrative expenses as a result of operating as a public company, including expenses for insurance, costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services expenses. As a result, we expect our general and administrative costs to increase over time, as our business continues to grow.
Investment Income
Investment income consists primarily of interest earned on our cash balances and investments.

Interest Expense, net
Interest expense, net consists primarily of interest related to our finance lease agreements and interest on the previously outstanding balance of our debt facility.
Income Tax Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our consolidated statements of operations and comprehensive loss data for the periods indicated:

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Revenue	$127,628	$102,019
Cost of revenue(1)	58,285	52,162
Gross profit	69,343	49,857
Operating expenses:
Research and development(1)	42,098	39,527
Sales and marketing(1)	44,440	41,270
General and administrative(1)	29,094	26,965
Total operating expenses	115,632	107,762
Loss from operations	(46,289)	(57,905)
Investment income	1,422	1,984
Interest expense, net	(3,658)	(3,792)
Loss before provision for income taxes	(48,525)	(59,713)
Income tax provision	6	—
Net loss and comprehensive loss	$(48,531)	$(59,713)
__________________
(1)Includes stock-based compensation expense as follows:

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,907	$1,986
Research and development	11,277	9,218
Sales and marketing	9,505	8,801
General and administrative	5,939	5,172
Total stock-based compensation expense	$28,628	$25,177

(1) Stock-based compensation expense includes restructuring charges of $2.5 million and $0.1 million, incurred during the years ended December 31, 2024 and 2023. Of the $2.5 million in stock-based compensation restructuring charges incurred during the year ended December 31, 2024, $0.3 million related to cost of revenue, $0.9 million related to research and development costs, $1.2 million related to sales and marketing costs, and $0.1 million related to general and administrative costs. Of the $0.1 million in stock-based compensation restructuring charges occurred during 2023. $0.1 million were related to sales and marketing and general and administrative costs.

The following table sets forth our consolidated statements of operations and comprehensive loss data expressed as a percentage of revenue for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	46	51
Gross profit	54	49
Operating expenses:
Research and development	33	39
Sales and marketing	35	40
General and administrative	23	26
Total operating expenses	91	106
Loss from operations	(36)	(57)
Investment income	1	2
Interest expense, net	(3)	(4)
Loss before provision for income taxes	(38)	(59)
Income tax provision	—	—
Net loss	(38)%	(59)%
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	For the Years Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
B2 Cloud Storage revenue	$63,335	$46,427	$16,908	36%
Computer Backup revenue	64,293	55,592	8,701	16%
Total revenue(1)	$127,628	$102,019	$25,609	25%
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

Revenue increased by $25.6 million, or 25%, for the year ended December 31, 2024. B2 Cloud Storage increased by $16.9 million, or 36% for the year ended December 31, 2024. The increase was largely due to increased storage from new and existing customers of $8.9 million, the impact of the price increase in October 2023 of $6.0 million, and increased sales of B2 Reserve of $2.0 million. Computer Backup increased by $8.7 million, or 16% for the year ended December 31, 2024. The increase was due to the impact of the price increase in October 2023 of $10.6 million and increased storage fees for version history longer than 1 year of $0.7 million. The increases were partially offset by $2.6 million due to the decreased license count. Our price increase amounts noted above are inherent estimates that are based on an average price charged per customer and other assumptions that may offset the increase, such as free egress and impact of the price increase on the amount of data stored and customer license count.

Cost of Revenue and Gross Margin

	For the Years Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Cost of revenue	$58,285	$52,162	$6,123	12%
Gross margin	54%	49%
Total cost of revenue increased by $6.1 million, or 12%, for the year ended December 31, 2024. The increase was primarily attributable to an increase of $3.4 million for depreciation of our infrastructure equipment, resulting from purchasing additional hard drives and related infrastructure in order to support the growth of our business, a $2.0 million increase in rent, bandwidth, and utility expenses, an increase of $0.8 million in credit card fees, and an increase of $0.5 million related to restructuring charges. These increases were partially offset by a $0.4 million decrease in stock-based compensation.
Gross margin increased to 54% for the year ended December 31, 2024 compared to 49% for the year ended December 31, 2023. The increase in gross margin was primarily due to our total revenue growth from the price increases as described above.
Operating Expenses

	For the Years Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Research and development	$42,098	$39,527	$2,571	7%
Sales and marketing	44,440	41,270	3,170	8%
General and administrative	29,094	26,965	2,129	8%

Research and Development
Research and development expense increased by $2.6 million, or 7%, for the year ended December 31, 2024. The increase was primarily attributable to an increase of $3.7 million in personnel-related expenses due to an increase in engineering headcount, $1.2 million related to stock-based compensation expense, partially offset by $1.0 million decrease related to restructuring charges, $0.7 million decrease in overhead and general office expenses, and $0.4 million decrease in facilities related and consultant expenses.
Sales and Marketing
Sales and marketing expense increased by $3.2 million, or 8%, for the year ended December 31, 2024. The increase in sales and marketing expense was primarily attributable to $2.6 million in personnel-related expenses as a result of increased headcount, $0.8 million related to restructuring charges, $0.6 million increased advertising and other expenses related primarily to our B2 Cloud Storage offering as we continue to focus marketing expenditures on high return initiatives, partially offset by a decrease of $0.4 million related to stock-based compensation, and a $0.4 million decrease in fees for consultants and contractors.
General and Administrative

General and administrative expense increased by $2.1 million, or 8%, for the year ended December 31, 2024. The increase was primarily attributable to $1.0 million in overhead and general expenses due to subscriptions to support our increasing employee population, $1.0 million related to restructuring charges, $0.8 million increase in consultant and contractor expenses, $0.7 million related to stock-based compensation expense, $0.6 million in personnel-related expenses as a result of increased headcount, partially offset by a $0.8 million decrease related to insurance expense, and a decrease of $1.1 million related to professional services fees.

Investment Income

	For the Years Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Investment income	$1,422	$1,984	$(562)	(28)%
Investment income decreased by $0.6 million for the year ended December 31, 2024. The decrease was primarily due to lower average marketable securities portfolio balance in 2024 as compared to 2023.
Interest Expense, net

	For the Years Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Interest expense, net	$(3,658)	$(3,792)	$134	4%
Interest expense, net was relatively flat for the year ended December 31, 2024, compared to the same period in 2023.
Income Tax Provision

	For the Years Ended December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Income tax provision	$6	$—	$6	—%
Our provision for income taxes was relatively flat for the year ended December 31, 2024, compared to the same period in 2023.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including adjusted gross margin, adjusted EBITDA, and adjusted EBITDA margin, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted Gross Margin
We believe adjusted gross margin, when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful to us for evaluating our ongoing operations and for internal planning and forecasting purposes.
We define adjusted gross margin as gross profit, excluding stock-based compensation expense, depreciation and amortization and restructuring charges within cost of revenue, as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, and restructuring charges because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross margin provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric eliminates the effects of depreciation and amortization.
The following table presents a reconciliation of gross margin, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross margin, for each of the periods presented:

	For the Years Ended December 31,
	2024	2023
	(in thousands, except percentages)
Gross profit	$69,343	$49,857
Adjustments:
Stock-based compensation	1,616	1,986
Depreciation and amortization	27,761	24,330
Restructuring charges	460	—
Adjusted gross profit	$99,180	$76,173
Gross margin	54%	49%
Adjusted gross margin	78%	75%
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, net, investment income, income tax provision, realized and unrealized gains and losses on foreign currency transactions, impairment of long-lived assets, restructuring charges, legal settlement costs, and other non-recurring charges. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. We use adjusted EBITDA and Adjusted EBITDA Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that adjusted EBITDA and Adjusted EBITDA Margin, when taken together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA and Adjusted EBITDA Margin to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	For the Years Ended December 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(48,531)	$(59,713)
Adjustments:
Depreciation and amortization	28,328	24,912
Stock-based compensation (1)	26,104	25,052
Interest expense and investment income	2,236	1,808
Income tax provision	6	—
Foreign exchange loss (2)	32	123
Non-recurring professional services	—	411
Restructuring charges (3)	4,861	3,616
Adjusted EBITDA	$13,036	$(3,791)
Adjusted EBITDA Margin	10%	(4)%

(1) During the three months ended December 31, 2024, $2.5 million of stock-based compensation expense is classified as restructuring charges in the table above, as it was incurred as part of our restructuring program. No stock-based compensation related to restructuring charges was recognized during the three months ended December 31, 2023. During the years ended December 31, 2024 and 2023, $2.5 million and $0.1 million, respectively, of stock-based compensation is classified as restructuring charges in the table above. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding restructuring charges.

(2) As of December 31, 2024, we included foreign exchange loss in the reconciliation of net loss to Adjusted EBITDA. Adjusted EBITDA and Adjusted EBITDA margin for the prior periods presented have been updated to conform with current presentation.

(3) Restructuring charges represent costs incurred in connection with our restructuring plans. Costs incurred in connection with the 2024 Restructuring Plan include: (i) $3.9 million of severance and benefits related to impacted employees, (ii) $0.9 million related to the expected sublease of a portion of our corporate headquarters, and (iii) $0.1 million of professional service fees related to the execution of the 2024 Restructuring Plan. Costs incurred during the year ended December 31, 2023 relate to severance and benefits for the employees impacted by the restructuring plan initiated in 2023.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our initial public offering. As of December 31, 2024 and 2023, our principal sources of liquidity were cash, restricted cash, and short-term investments of $54.9 million and $33.4 million, respectively.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash provided by operations, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data centers, the price at which we are able to purchase or lease infrastructure equipment, the impact of inflation on interest rates, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We plan to continue to enter into finance lease agreements for purchase of infrastructure equipment and may also be required or choose to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
In October 2021, we entered into a revolving credit agreement (as amended to date, the “RCA”) with City National Bank (the “Lender”). Under the RCA, as amended in December 2023, the maximum borrowing available was reduced from $30 million to $20 million and advances on the line of credit will bear monthly interest at a variable rate equal to, at our discretion, (a) the average SOFR plus 2.75%, or (b) the base rate.

On December 10, 2024, the Company voluntarily terminated its RCA At the time of termination, no amounts were outstanding under the revolving line of credit, as the Company had fully paid down the revolving credit amount following the completion of its Follow-On public offering in November 2024.

The RCA did not have financial covenants and it required us to hold collateral in the form of a lien prior to any advance. The outstanding balance was collateralized by an equal amount of cash held, which we were obligated to hold as restricted cash. For further details, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We use City National Bank, a subsidiary of RBC, for our banking needs. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, the disruption and uncertainty impacting the banking industry from failures of other banks resulted in some reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which may have also resulted in lower investment yields and investment income. Any further impact could have a material adverse effect upon our liquidity and business. We are currently evaluating other options for our banking needs, which may allow greater flexibility and access to additional capital in the future.
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. See “Item 8. Financial Statement and Supplementary Data — Note 10. Finance Leases and Lease Financing Obligations” for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 11.9% as of December 31, 2024.
For further information on our future minimum commitments on our operating leases, see “Item 8. Financial Statement and Supplementary Data — Note 11. Commitments and Contingencies” to our consolidated financial statements.
In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of December 31, 2024, we had non-cancelable purchase commitments of $1.0 million and $0.4 million payable for the years ending December 31, 2025 and 2026, respectively.
The following table shows a summary of our cash flows for the periods presented:

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$12,505	$(7,350)
Net cash (used in) provided by investing activities	$(6,131)	$21,657
Net cash provided by (used in) financing activities	$22,772	$(8,842)

Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
Cash flows from operating activities primarily consist of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation, and amortization of property and equipment, amortization of capitalized internal-use software, net, noncash lease expense, and changes in operating assets and liabilities during each period.
For the year ended December 31, 2024, cash used in operating activities was $12.5 million, which resulted from a net loss of $48.5 million, adjusted for non-cash charges of $60.8 million and a net cash inflow of $0.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $28.3 million for depreciation and amortization expense, $28.6 million for stock-based compensation expense, noncash lease expense of $2.7 million, and $0.9 million related to loss on impairment of right-of-use assets. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.5 million increase of deferred revenue, which increased due to our growing sales and to timing of collections from our customers and a $0.9 million increase in accrued expenses and other current liabilities. The cash inflows were largely offset by payments of operating lease liabilities of $2.6 million, an increase of $1.3 million in other assets, and an increase in accounts receivable of $1.0 million due to timing of collections. Prepaid expenses and other current assets increased $0.7 million and accounts payable decreased $0.5 million. Cash provided by operations increased during the year ended December 31, 2024, as compared to the same period in 2023 primarily due to our growing customer base, increased storage from new and existing customers and the price increase that began to take effect in October 2023, partially offset by increased expenditures related to managing and operating our co-location facilities, and increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
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
Investing Activities
Cash used in investing activities during the year ended December 31, 2024 was $6.1 million, resulting primarily from the purchase of short-term maturity investments of $38.1 million. Additionally, cash used of $12.5 million was related to the development of internal-use software for adding new features and enhanced functionality to our platform, and $1.7 million was used on capital expenditures in support of infrastructure deployments to support our growing business. Cash used was partially offset by proceeds of $45.7 million from the maturity of our short-term investments and $0.5 million of proceeds from the disposal of property and equipment, primarily related to the disposition of certain hard drives.
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
Financing Activities
Cash provided by financing activities was primarily due to $37.4 million of proceeds from the Follow-On Offering. Cash provided of $7.5 million and $2.8 million were related to proceeds from the exercise of employee stock options and proceeds from our ESPP, respectively. Proceeds of $0.6 million related to the credit facility prior to its termination. Cash provided was partially offset by cash used of $19.5 million for principal payments on our finance lease agreements and lease financing obligations related to hard drives and other infrastructure equipment used in our co-location facilities, and $0.9 million related to repayment of principal on financed insurance premiums. We used $4.7 million to repay, in full, our line of credit. We also incurred $0.4 million of offering costs in connection with our Follow-On Offering.
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
Contractual Obligations and Commitments
Our commitments are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Operating lease commitments relate primarily to our rental of office space and co-location facilities. Our finance lease commitments relate primarily to our infrastructure equipment. Purchase commitments relate mainly to infrastructure agreements and subscription arrangements used to facilitate our operations. For more information, see Note 11 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Our accounting estimates do not involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about estimates and other accounting policies are discussed in Note 2 to our accompanying consolidated financial statements.
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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter in to. We also earn interest income generated by cash, cash equivalents and short-term investments held at City National Bank. As of December 31, 2024, we had cash and cash equivalents and short-term investments balances of $45.8 million and $9.1 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure, and intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition.

Further, prior to its termination, our credit facility with City National Bank, was at a variable interest rate tied, at our discretion, to SOFR or to the prime rate most recently announced by City National Bank, assuming such rate is greater than 3.0%.

Inflation Risk

The inflation rate has recently been falling by some measures after reaching a nearly three decade high in 2022, but interest rates remain high and may continue to increase our operating costs and our interest expense. We continue to monitor the impact of inflation in order to minimize its effects through focusing on upmarket revenue growth, productivity improvements, and cost reductions. However, we may not be able to sufficiently offset our increases costs through these measures, for competitive reasons or because of other factors influencing our operations. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
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
Stockholders and Board of Directors
Backblaze, Inc.
San Mateo, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Backblaze, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion
/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2020.
San Jose, California
March 11, 2025

BACKBLAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,776	$12,502
Accounts receivable, net	1,831	800
Short-term investments, net	9,139	16,799
Prepaid expenses and other current assets	9,002	8,413
Total current assets	65,748	38,514
Restricted cash, non-current	—	4,128
Property and equipment, net	42,949	45,600
Operating lease right-of-use assets, net	15,873	9,980
Capitalized internal-use software, net	41,801	32,521
Other assets	2,187	944
Total assets	$168,558	$131,687
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,459	$1,973
Accrued expenses and other current liabilities	7,584	8,768
Finance lease liabilities and lease financing obligations, current	16,327	18,492
Operating lease liabilities, current	4,026	1,878
Deferred revenue, current	30,407	25,976
Total current liabilities	59,803	57,087
Finance lease liabilities and lease financing obligations, non-current	13,142	13,310
Operating lease liabilities, non-current	12,844	8,151
Deferred revenue, non-current	5,147	4,073
Debt facility, non-current	—	4,128
Total liabilities	$90,936	$86,749
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, 0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; zero shares issued and outstanding as of December 31, 2024 and 2023.	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of December 31, 2024 and 2023; 53,375,770 and 39,150,610 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	5	4
Class B common stock, 0.0001 par value; 295,986 shares authorized as of December 31, 2024 and 2023; zero shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	273,602	192,388
Accumulated deficit	(195,985)	(147,454)
Total stockholders’ equity	77,622	44,938
Total liabilities and stockholders’ equity	$168,558	$131,687
The accompanying notes are an integral part of these consolidated financial statements.

BACKBLAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023

Revenue	$127,628	$102,019
Cost of revenue	58,285	52,162
Gross profit	69,343	49,857
Operating expenses:
Research and development	42,098	39,527
Sales and marketing	44,440	41,270
General and administrative	29,094	26,965
Total operating expenses	115,632	107,762
Loss from operations	(46,289)	(57,905)
Investment income	1,422	1,984
Interest expense, net	(3,658)	(3,792)
Loss before provision for income taxes	(48,525)	(59,713)
Income tax provision	6	—
Net loss and comprehensive loss	$(48,531)	$(59,713)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.11)	$(1.66)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	43,543,023	36,011,446
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 13 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

BACKBLAZE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	$156,485	$(87,741)	$68,748
Net loss	—	—	—	(59,713)	(59,713)
Issuance of Class A common stock upon exercise of stock options	2,446,846	—	4,613	—	4,613
Issuance of Class A common stock under 2021 Plan	2,327,073	—	—	—	—
Issuance of Class A common stock related to the 2021 Employee Stock Purchase Plan ("ESPP")	695,046	—	2,339	—	2,339
Issuance of restricted stock units related to the 2022 Bonus Plan (See Note 14)	287,908	—	1,848	—	1,848
Stock-based compensation	—	—	27,103	—	27,103
Balance as of December 31, 2023	39,150,610	4	192,388	(147,454)	44,938
Net loss	—	—	—	(48,531)	(48,531)
Issuance of shares of common stock upon public offering, net of underwriting discounts and commissions and other offering costs	7,187,500	1	36,980	—	36,981
Issuance of common stock upon exercise of stock options	2,526,902	—	7,537	—	7,537
Issuance of common stock under 2021 Plan	3,434,104	—	—	—	—
Issuance of common stock related to ESPP	780,206	—	2,768	—	2,768
Issuance of restricted stock units related to the 2023 Bonus Plan (See Note 14)	296,448	—	3,507	—	3,507
Stock-based compensation	—	—	30,422	—	30,422
Balance as of December 31, 2024	53,375,770	$5	$273,602	$(195,985)	$77,622
(1) On July 6, 2023, all shares of the Company’s then outstanding Class B common stock were automatically converted into the same number of Class A common stock, pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. See Note 13 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

BACKBLAZE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,531)	$(59,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net accretion of discount on investment securities and net realized investment gains	64	417
Noncash lease expense on operating leases	2,727	2,350
Depreciation and amortization	28,328	24,912
Impairment loss on right-of-use assets	898	—
Stock-based compensation	28,628	25,177
Impairment of capitalized internal-use software	—	232
Gain on disposal of property and equipment	(154)	(292)
Other, net	345	—
Changes in operating assets and liabilities:
Accounts receivable	(1,031)	56
Prepaid expenses and other current assets	(741)	(445)
Other assets	(1,346)	(389)
Accounts payable	(547)	(295)
Accrued expenses and other current liabilities	948	(1,422)
Deferred revenue	5,505	4,526
Operating lease liabilities	(2,588)	(2,464)
Net cash provided by (used in) operating activities	12,505	(7,350)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(38,097)	(26,358)
Maturities of marketable securities	45,693	67,874
Proceeds from disposal of property and equipment	455	369
Purchases of property and equipment	(1,711)	(5,512)
Capitalized internal-use software costs	(12,471)	(14,716)
Net cash (used in) provided by investing activities	(6,131)	21,657
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease and lease financing obligations	(19,503)	(19,510)
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and commission and other offering costs	37,434	—
Payments of offering costs	(383)	—
Proceeds from debt facility	554	4,273
Repayment of debt facility	(4,682)	(4,450)
Proceeds from insurance premium financing	—	893
Principal payments on insurance premium financing	(893)	(1,545)
Proceeds from lease financing obligations	—	4,450
Proceeds from exercises of stock options	7,477	4,708
Proceeds from ESPP	2,768	2,339
Net cash provided by (used in) financing activities	22,772	(8,842)
Net increase in cash	29,146	5,465
Cash and cash equivalents and restricted cash, at beginning of period	16,630	11,165
Cash and cash equivalents, at end of period	$45,776	$16,630
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$45,776	$12,502
Restricted cash, non-current	$—	$4,128
Total cash and cash equivalents and restricted cash, non-current	$45,776	$16,630
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,579	$3,733
Cash paid for income taxes	$54	$59
Cash paid for operating lease liabilities	$4,012	$2,801
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in property and equipment and capitalized internal-use software	$3,991	$4,960

Accrued bonus settled in restricted stock units	$3,507	$1,848
Bonus plan expense classified as stock-based compensation	$2,248	$3,034
Equipment acquired through finance lease and lease financing obligations	$17,105	$13,094
Assets obtained in exchange for operating lease obligations	$9,206	$5,448
The accompanying notes are an integral part of these consolidated financial statements.

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

Follow-On Offering

On November 20, 2024, the Company issued and sold an aggregate of 6,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) at a public offering price of $5.60 per share (the “Follow-On Offering”). The Company also granted the underwriters an option to purchase up to an additional 937,500 shares of Common Stock at the same per-share price of $5.60 per share. The underwriters exercised their option to purchase the additional shares. The Company received net proceeds of $37.4 million from the Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses. Offering costs of $0.5 million, which consisted of direct incremental legal, accounting, and consulting fees were incurred by the Company in connection with the Follow-On Offering. These costs were offset against the proceeds from the Follow-On Offering.
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
Foreign Currency
The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and its subsidiaries is USD. Transaction gains and losses that arise from exchange rate fluctuations on monetary transactions denominated in a currency other than the functional currency are included in general and administrative on the consolidated statements of operations and comprehensive loss when realized.
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

The following table presents concentrations related to the Company’s cash disbursements, accounts payable transactions, and accounts receivable transactions.

	For the Years Ended December 31
	2024	2023
Cash disbursement concentration
Number of vendors	3	2
Total cash disbursements represented by vendors listed above	36%	21%

	December 31,
	2024	2023
Accounts payable concentration
Number of vendors	1	2
Total accounts payable balance represented by vendors listed above	14%	30%

Accounts Receivable Concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	35%	36%
Revenue. The Company derives substantially all of its revenue from the services operating on its Backblaze Storage Cloud platform: its Backblaze B2 Cloud Storage (“B2 Cloud Storage”) and Backblaze Computer Backup (“Computer Backup”) offerings. The potential for severe impact to the Company’s business could result if the Company was unable to operate its platform or serve customers through its platform, for an extended period of time. No customer accounted for more than 10% of the Company’s revenues during the years ended December 31, 2024 and 2023.

Restructuring

Restructuring charges are comprised of severance costs related to workforce reductions and facilities costs related to the Company’s partial exit from leased space at its corporate headquarters. The Company recognizes restructuring charges when the liability is incurred. For involuntary terminations, employee termination benefits are accrued at the date (i) management has committed to a plan of termination, which includes identification of employees to be terminated and related information, (ii) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, and (iii) employees have been notified of their termination dates and expected severance payments. For voluntary terminations, the Company recognizes a liability when the termination benefit has been irrevocably accepted by the employee.
Revenue Recognition
The Backblaze Storage Cloud provides the core platform for the Company’s B2 Cloud Storage and its Computer Backup offerings. The Company derives its revenue primarily from fees earned from customers accessing these offerings through its platform. These fees are primarily paid monthly in arrears for its consumption-based, or capacity based, arrangements related to its B2 Cloud Storage offering, or charged upfront for subscription-based arrangements related to its Computer Backup and B2 Cloud Storage offerings. The Company provides services to its customers under Computer Backup subscription-based arrangements of one month, one-year, and two-years, which automatically renew at the end of the respective term. The Company generally provides services to its customers under its B2 Cloud Storage subscription-based offering arrangements of one-year to five-years.
The Company also recognizes revenue from products offered to its customers for the ability to securely restore data using a USB drive (“USB Restore”) and for migrating large data sets to its platform using its proprietary Fireball device. The Company refers to these products as its “Physical Media revenue”. Physical Media revenue was less than 1% of the Company’s revenue for each of the years ended December 31, 2024 and 2023.
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
The Company determines revenue recognition through the following five steps:
1. Identify the contract with a customer. The Company considers the terms and conditions of the contracts and its customary business practices in identifying its contracts under Accounting Standards Codification (“ASC”) 606. The Company determines it has a contract with a customer when:

•the contract has been approved by both parties;
•it can identify each party’s rights regarding the services to be transferred and the payment terms for the services;
•it has determined the customer to have the ability and intent to pay;
•the contract has commercial substance; and
•it is probable the Company will collect substantially all of the consideration in the contract.

The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors; however, as a substantial portion of the Company’s revenue was generated from customers paying via credit card during the years ended December 31, 2024 and 2023, respectively, the risk of non-payment is low and historical write-offs having been immaterial.

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
3. Determine the transaction price. The transaction price is determined based on the consideration the Company expects to receive in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. The Company’s variable consideration includes consumption-based revenue and revenue arrangements that offer the right of return. The Company offers a 30 day right of return for its 1 to 5-year subscription-based arrangements and records a refund liability based on historical return data. Certain fees that are considered consideration payable to a customer are accounted for as a reduction of the transaction price. None of the Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
4. Allocate the transaction price to performance obligations in the contract. Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. The Company determines SSP for performance obligations based on the price it sells a service or product separately.
5. Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized based on the output method when control of the services is transferred to the customer and in an amount that reflects the consideration the Company expects to receive in exchange for those services. Performance obligations are satisfied over time when the customer simultaneously receives and consumes the benefits as the Company performs. Revenue is generally recognized over the common measure of progress (i.e., time-based or consumption-based) for the entire performance obligation. Revenue from subscription-based arrangements is recognized on a straight-line basis over the contractual term beginning on the date that the service commences, as customers are entitled to the same benefits throughout the contractual term. Fees from consumption-based arrangements are generally recognized as services are delivered based on the amount of daily storage consumed. Revenue for USB Restore is recognized as USB devices are delivered to customers, and recognition of the Company’s Fireball device rental is time-based.
The Company also offers a 15-day free trial period for its Computer Backup subscription-based arrangements and it does not enter into a contract with the customer during this trial period. Separately, under its consumption-based arrangements, the Company does not charge customers until at least 10 gigabytes of data have been stored.
The non-current deferred revenue balance of $5.1 million on the Company’s consolidated balance sheet as of December 31, 2024 will be recognized starting in 2026 and going forward. As of December 31, 2023, the Company’s non-current deferred revenue balance was $4.1 million, which will be recognized in 2025.
For revenue generated from arrangements that involve third-parties, the Company evaluates whether it is the principal or the agent based on maintaining control over the services being provided and maintaining the relationship with the end-customer. The Company’s revenue is reported on a gross basis, as the Company is the principal.
Cost of Revenue
Cost of revenue includes costs directly associated with the delivery of services and products, which consists of expenses for providing Backblaze’s platform to its customers. These expenses include rent and utilities for operating in co-location facilities, personnel costs, network and bandwidth costs, shipping and handling for Physical Media revenue, depreciation of the Company’s equipment and capital lease assets in co-location facilities and other infrastructure expenses incurred in connection with its customers’ use of its services. The Company periodically receives discounts from third-party vendors that are recorded as a reduction to cost of revenue on its consolidated statements of operations and comprehensive loss. Personnel-related costs associated with customer support and maintaining service availability include salaries, benefits, bonuses and stock-based compensation. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs and allocated overhead costs.

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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. These costs were $4.2 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively.
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
Where interpretation of the tax law may be uncertain, the Company recognizes, measures and discloses income tax uncertainties. The Company accounts for interest expense and penalties related to unrecognized tax benefits as income tax expense in its consolidated statements of operations and comprehensive loss. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities, which may challenge tax positions taken by the Company.
Stock-based Compensation
All stock-based compensation to employees is measured on the grant date, based on the fair value of the awards on the date of grant. The Company recognizes compensation cost for its awards on a straight-line basis over the requisite service period, which is generally a vesting period of one to four years, except for the awards granted under the Company’s 2022 Bonus Plan (see Note 14). Stock-based compensation includes restricted stock units (“RSUs”), stock option grants and stock purchase rights under the Employee Stock Purchase Plan (“ESPP”).
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and certain highly liquid investments with maturities of 90 days or less at the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value due to their short maturities. The classification of the Company’s cash and cash equivalents is Level 1 within the valuation hierarchy.
Restricted Cash

The Company had restricted cash of $4.1 million related to the line of credit agreement with City National Bank as of December 31, 2023. The Company did not have a restricted cash balance as of December 31, 2024. See Note 12 for further details.

Investments, net

The Company holds all investments on a held-to-maturity basis, and they are reported at amortized cost with realized gains or losses reported in earnings. The Company determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date.

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a periodic basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security. The allowance for credit losses was a nominal amount for the years ended December 31, 2024 and 2023.

The Company’s short-term investments include investment grade commercial paper with original maturities of 365 days or less at the date of purchase. Short-term investments are recorded at amortized cost on the consolidated balance sheet.
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
Accounts Receivable, Net

Accounts receivable are recorded net of an allowance when the Company has an unconditional right to payment. Under the current expected credit losses model, accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The allowance is estimated based on the Company’s assessment of its ability to collect on customer accounts receivable. The allowance was a nominal amount as of December 31, 2024 and 2023. The provision, direct write-offs, and recoveries were also nominal for the years ended December 31, 2024 and 2023. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer’s ability to pay.
Unbilled Accounts Receivable
Unbilled accounts receivable represents recognized and unbilled revenue for consumption-based contracts that is billed monthly in arrears. Substantially all of the Company’s unbilled accounts receivable is charged via a credit card upon billing. Unbilled accounts receivable is included in prepaid expenses and other current assets on the consolidated balance sheets. The balance of unbilled accounts receivable as of December 31, 2024 and 2023 is presented in Note 6.

Deferred Contract Costs

Sales commissions and related taxes and benefits earned by our sales force as well as sales commission earned by marketing affiliates are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. We determined the period of benefit by taking into consideration the duration of our customer contracts, our customer retention rate and the technology development life cycle. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.
Property and Equipment, Net
Property and equipment, both owned and under capital leases, are stated at cost, less accumulated depreciation, which is computed on a straight-line basis over the asset’s estimated useful life. Leasehold improvements are amortized over the shorter of the useful life of the asset or expected lease term. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Construction-in-progress is not depreciated. Fully depreciated assets are retained in property and equipment until removed from service.
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
The Company reviews its capitalization criteria for each project individually. Capitalized costs are amortized over the estimated useful life of the software, which is generally five years, on a straight-line basis, and represents the manner in which the expected benefit will be derived. The Company determines the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. The amortization of costs related to the platform applications is included in cost of revenue in the consolidated statements of operations and comprehensive loss.
Significant judgments related to the capitalization of software costs include determining whether it is probable that projects will result in new or additional functionality.
Impairment of Long-lived Assets
Long-lived assets with finite lives include property and equipment, capitalized internal-use software, certain implementation costs incurred for cloud computing arrangements, and right-of-use assets. The Company evaluates these long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group during the quarter in which the determination is made.

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
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly and also applies to public entities with a single reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements. We adopted the provisions of ASU 2023-07 in the fourth quarter of 2025, which resulted in additional disclosures in the notes to our consolidated financial statements. See Note 17, Segment Reporting. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.
Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” The ASU requires disclosure of specified information about certain costs and expenses, including (i) certain amounts already required to be disclosed in the same disclosure as the other disaggregation requirements, (ii) a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iii) the total amount of selling expenses and an entity’s definition of such expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

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

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s revenue disaggregated by solution (in thousands):

	For the Years Ended December 31,
	2024	2023

B2 Cloud Storage	$63,335	$46,427
Computer Backup	64,293	55,592
Total revenue(1)	$127,628	$102,019
________________
(1) For the periods presented, Physical Media revenue has been consolidated into B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates. The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2024	2023

Consumption-based arrangements	$61,459	$45,771
Subscription-based arrangements	65,658	55,679
Physical Media (point in time)	511	569
Total revenue	$127,628	$102,019

Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023

United States	$94,323	$73,262
United Kingdom	6,703	5,463
Canada	5,757	5,027
Other	20,845	18,267
Total revenue	$127,628	$102,019

Deferred Revenue

The following table presents information regarding the Company’s deferred revenue (in thousands):

	December 31,
	2024	2023
Deferred revenue	$35,554	$30,049

	For the Years Ended December 31
	2024	2023
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$26,076	$22,983
The Company’s deferred revenue as stated on the consolidated balance sheets presented approximates its contract liability balance as of December 31, 2024 and 2023. The Company’s total deferred revenue balance as of December 31, 2024, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of December 31, 2024, the Company’s RPOs were $41.3 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers whose contracts exceed one year. As of December 31, 2024, the Company expects to recognize $34.3 million or approximately 83% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.

Deferred Contract Costs

The following table presents the Company’s amortization of deferred contract costs (in thousands):

	December 31,
	2024	2023
Deferred contract costs for affiliates	$542	$489
Deferred contract costs for sales commissions	972	—

	For the Years Ended December 31
	2024	2023
Amortization of deferred contract costs related to affiliates	$1,142	$978
Amortization of deferred contract costs related to sales commissions	126	—
Note 4. Investments
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value by significant investment category. The Company’s commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its consolidated balance sheets as of December 31, 2024 and 2023. See additional information on our investments in Note 5.—Fair Value Measurements.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2024	(In Thousands)
Investments
Commercial paper	$9,139	$—	$(2)	$9,137	$9,139

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2023	(In Thousands)
Cash equivalents
Commercial paper	$4,976	$10	$—	$4,986	$4,976

Investments
Commercial paper	$16,799	$—	$(10)	$16,789	$16,799
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of December 31, 2024 and 2023 by contractual maturity are shown below.

As of December 31, 2024	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$9,139	$9,137
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$9,139	$9,137

As of December 31, 2023	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$16,799	$16,789
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$16,799	$16,789

Aging of Unrealized Losses

For those securities in an unrealized loss position, the length of time the securities were in such a position is presented in the table below.

	Less than 12 Months
	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2024	(Dollars In Thousands)
Investments
Commercial paper	3	$9,137	$(2)

	Less than 12 Months
	# of Securities	Fair Value	Unrealized Losses
As of December 31, 2023	(Dollars In Thousands)
Investments
Commercial paper	4	$16,789	$(10)

Note 5. Fair Value Measurements
The Company classifies its fair value disclosure of held-to-maturity investments, which are comprised of investment grade commercial paper, within Level 2 of the fair value hierarchy because the fair value of these securities are priced by using inputs based on non-binding market consensus that are primarily corroborated by observable market data or quoted market prices for similar instruments. The following table summarizes the fair value of the Company’s Level 2 instruments held as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023

Commercial paper	$9,137	$16,789
There were no transfers between levels of the fair value hierarchy for the years ended December 31, 2024 and 2023. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023.
Note 6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023

Unbilled accounts receivable, net	$2,864	$2,375
Prepaid expenses	3,257	3,314
Receivable from payment processor	1,347	1,276
Other	1,534	1,448
Total prepaid expenses and other current assets	$9,002	$8,413

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023

Data center equipment	$54,552	$37,245
Leased and financed data center equipment	65,037	68,757
Machinery and equipment	16,872	14,004
Computer equipment	2,239	2,472
Leasehold improvements	244	1,114
Construction-in-process (1)	311	1,371
Total property and equipment	139,255	124,963
Less: accumulated depreciation and amortization	(96,306)	(79,363)
Total property and equipment, net	$42,949	$45,600
(1) Construction-in-process relates to assets that have not yet been placed in service related to hard drives not yet deployed.
Depreciation expense was $21.3 million and $21.3 million for the years ended December 31, 2024 and 2023, respectively. For the Company’s equipment under finance leases and collateralized financing obligations, accumulated depreciation was $29.3 million and $31.6 million as of December 31, 2024 and 2023, respectively. The carrying value of the Company’s equipment under finance lease agreements and collateralized financing obligations was $35.7 million and $37.1 million as of December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, the Company recorded gains of $0.2 million and $0.4 million, respectively, as a result of disposing of certain hard drives. These disposals occurred in the ordinary course of business, as the Company continuously evaluates its requirements for operating its data centers. The gains are recorded as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

The following table presents property and equipment, net and operating lease right-of-use assets by geographic region (in thousands):

	December 31,
	2024	2023

United States	$47,930	$50,746
Canada	3,309	—
The Netherlands	7,583	4,834
Total property and equipment, net and operating lease right-of-use assets	$58,822	$55,580
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	December 31,
	2024	2023

Developed software	$59,435	$43,156
General and administrative software	144	144
Total capitalized internal-use software	59,579	43,300
Less: accumulated amortization	(17,778)	(10,779)
Total capitalized internal-use software, net	$41,801	$32,521

Amortization expense of capitalized internal-use software was $7.0 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively. Amortization of developed software and software purchased for internal use are included in cost of revenue and general and administrative expense, respectively, in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.
As of December 31, 2024, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
2025	$10,318
2026	10,081
2027	9,364
2028	7,613
2029	3,994
Thereafter	431
Total	$41,801

The Company evaluates capitalized internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2023, the Company recorded an impairment expense of $0.2 million, related to an in-house operating system initiative that was determined to no longer provide future economic benefits during 2023. The impairment expense is recorded as research and development expense in the Company’s consolidated statements of operations and comprehensive loss. No impairment expense was recorded during the year ended December 31, 2024.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023

Accrued compensation	$3,620	$4,105
ESPP withholding	485	426
Accrued expenses	1,457	1,284
Accrued value-added tax ("VAT")	1,139	1,266
Financed insurance premiums (see Note 12)	—	893
Other (1)	883	486
Accrued expenses and other current liabilities	$7,584	$8,460
(1) Certain reclassifications to previously reported financial information have been made to conform to our current period presentation. As of December 31, 2024 , the Company reclassified certain current liabilities from accounts payable to accrued expenses and other current liabilities. The prior period amount of $0.3 million as of December 31, 2023 has been reclassified to conform with current presentation.
Note 10. Finance Leases and Lease Financing Obligations
Finance Leases and Lease Financing Obligations
The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The term of these agreements primarily range from two-to-four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company’s finance leases have original lease periods expiring between 2025 and 2027. Finance leases are included in property and equipment, net on the Company’s consolidated balance sheets.
As of December 31, 2024, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately 1.9 years and the weighted average discount rate for finance leases was 11.9%. As of

December 31, 2023, the weighted average remaining lease term for finance lease and lease financing obligation agreements was approximately 1.7 years and the weighted average discount rate for finance leases was 11.0%.
The following table presents information regarding assets acquired through finance lease and lease financing obligation agreements, which are related to sale-leaseback agreements (in thousands):

	For the Years Ended December 31,
	2024	2023

Depreciation expense	$15,338	$15,425
Total finance lease costs	$15,118	$16,886
Total interest expense included in finance lease costs	$2,444	$2,827
Total lease financing obligation costs	$3,339	$1,775
Total interest expense included in lease financing obligation costs	$675	$409
Cash paid on interest on finance lease and lease financing obligations	$3,119	$3,236

Depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2023, the Company entered into two sale-leaseback arrangements with vendors to provide an aggregate of $4.5 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as a lease financing obligation as the Company was reasonably certain to exercise the purchase option within the arrangement. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The Company did not enter into any sale-leaseback arrangements during the year ended December 31, 2024.

The future minimum commitments for these finance leases and lease financing obligations as of December 31, 2024 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
2025	$15,728	$2,921	$18,649
2026	9,303	—	9,303
2027	5,227	—	5,227
Total future minimum lease and financing commitments	30,258	2,921	33,179
Less imputed interest	(3,500)	(210)	(3,710)
Total finance lease and lease financing obligation	$26,758	$2,711	$29,469
Note 11. Commitments and Contingencies

Operating Leases
The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2025 and 2031. The Company had no short-term leases as of December 31, 2024 and short-term lease costs of $0.7 million during the year ended December 31, 2023.

As of December 31, 2024, the weighted average remaining lease term for operating leases was approximately 4.4 years and the weighted average discount rate for operating leases was approximately 7.2%. As of December 31, 2023, the weighted average remaining lease term for operating leases was approximately 5.5 years and the weighted average discount rate for operating leases was approximately 7.1%.

The future minimum commitments for these operating leases as of December 31, 2024 were as follows (in thousands), which excludes amounts allocated to services under operating lease agreements that are considered non-lease components:

Year Ending December 31,
2025	$5,056
2026	4,585
2027	3,554
2028	3,310
2029	2,119
Thereafter	923
Total future minimum operating lease commitments	19,547
Less imputed interest	(2,677)
Total	$16,870
Non-lease components included in the Company’s colocation lease agreements are related to non-tangible utilities and services used in its data center operations, which are not recorded on the Company’s consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these colocation lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each colocation facility.

The future minimum commitments for the Company’s non-cancellable contractual obligations as of December 31, 2024 for non-lease components were as follows (in thousands):

Year Ending December 31,
2025	$4,595
2026	4,317
2027	3,309
2028	3,323
2029	2,727
Thereafter	1,460
Total future minimum commitments	$19,731

The following table presents information regarding the Company’s operating leases (in thousands). Total operating lease cost does not include costs related to services.

	For the Years Ended December 31,
	2024	2023

Rental expense for both lease and non-lease components	$8,407	$8,127
Rental expense for both lease and non-lease components included in cost of revenue	$7,234	$6,821
Rental expense related to lease components	$3,397	$3,128
Total operating lease cost	$12,493	$10,641
Total operating lease cost of $12.5 million for the year ended December 31, 2024 includes $4.1 million of variable lease costs. The Company did not incur short-term lease costs during the year ended December 31, 2024. Total operating lease cost of $10.6 million for the year ended December 31, 2023 includes $1.8 million of variable lease costs and $0.7 million of short-term lease costs.

Other Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements to support the Company’s operations. As of December 31, 2024, the Company had non-cancelable purchase commitments of $1.0 million and $0.4 million payable during the years ending December 31, 2025 and 2026.

During 2024, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of December 31, 2024 , the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $2.0 million and $1.9 million to the 401(k) plan for the years ended December 31, 2024 and 2023, respectively.
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
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. The Company has agreed in certain circumstances to indemnify and defend the indemnified party for claims and related losses suffered or incurred by the indemnified party from third-party claims due to the Company’s activities or non-compliance with certain representations and warranties made by the Company. It is not possible to determine the maximum potential loss under these indemnification provisions due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. No losses have been recorded in the consolidated statements of operations and comprehensive loss in connection with the indemnification provisions.
Note 12. Debt
Debt Facility
In December 2023, the Company entered into a fourth amendment related to the revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”). Under this amendment, the maximum borrowing available was reduced from $30.0 million to $20.0 million. Furthermore, advances on the line of credit will bear monthly interest at a variable rate equal to, at the Company’s discretion, (a) the average Secured Overnight Financing Rate (“SOFR”) plus 2.75%, or (b) the base rate. The base rate under the RCA is a rate equal to the greater of (i) 3.00% or (ii) the prime rate most recently announced by the Lender. The RCA had an unused line fee equal to 0.3% of the difference between the maximum balance available under the RCA and the average daily balance outstanding during the quarter, payable within ten days of the last day of each quarter. The RCA provided for an annual commitment fee equal to 0.5% on the amount available to be borrowed, payable annually on December 29th.

On December 10, 2024, the Company voluntarily terminated the RCA with the Lender. At the time of termination, no amounts were outstanding under the RCA, as the Company had fully paid down the revolving credit amount following the closing of the Follow-On Offering in November 2024. The Company recognized $0.1 million related to the acceleration of the remaining unamortized debt issuance costs incurred in connection with securing and amending the RCA. The Company classified the facility as a debt facility, non-current on its consolidated balance sheets as of December 31, 2023.

Prior to its termination, the outstanding balance of the RCA was collateralized by cash held by the Company. As such, the Company held cash that it deemed to be restricted, which was included in restricted cash, non-current on the Company’s consolidated balance sheets as of December 31, 2023.

Total interest expense and amortization of debt issuance costs related to the RCA were $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

Insurance Premium Financing Agreement

In November 2023, the Company entered into an insurance policy with annual premiums totaling $1.2 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months, with an annual interest rate and weighted average interest rate for the year ended December 31, 2023 of 7.0%, that finances the payment of the total premiums owed. The finance agreement required a $0.3 million down payment, with the remaining $0.9 million plus interest paid over three quarterly installments. As of December 31, 2024, the balance was paid in full. Total interest expense related to this agreement was a nominal amount for the year ended December 31, 2024.
Note 13. Stockholders’ Equity
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
The Company had reserved shares of common stock for future issuance as follows:

	December 31, 2024	December 31, 2023
2011 Equity Incentive Plan ("2011 Plan")
Options outstanding	5,264,351	7,988,657
2021 Equity Incentive Plan
Options outstanding	1,114,620	1,318,485
Restricted stock units outstanding	4,351,393	5,256,833
Shares available for future grants	6,933,867	7,400,180
2021 Employee Stock Purchase Plan
Shares available for future purchases	965,766	962,960
2024 Inducement Plan
Shares available for future grants	2,000	—
Total	18,631,997	22,927,115
Note 14. Stock-Based Compensation

Equity Incentive Plans
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, RSUs, restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

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

As of December 31, 2024, the 2021 Plan provides for future grants and/or issuances of up to 6,933,867 shares of our common stock. Equity-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

As of December 31, 2024, the 2021 Plan provides for future grants and/or issuances of up to 965,766 shares of our common stock.

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
Restricted Stock Units
RSUs granted under the 2021 Plan generally vest based on continued service up to a four-year period for employees, and over a one-year period for non-employee directors.

RSU activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted-average grant date fair value per share
Shares unvested as of December 31, 2023	5,256,833	$5.63
Granted	3,900,834	$6.97
Vested	(3,730,552)	$6.25
Forfeited	(662,982)	$6.09
Shares unvested and expected to vest as of December 31, 2024	4,764,133	$6.18

As of December 31, 2024, total unrecognized compensation cost related to RSUs was $25.7 million, which will be recognized over a weighted-average period of 1.93 years.

In February and March 2025, the Company’s Compensation Committee approved the issuance of RSUs totaling approximately 2.8 million. These RSUs have service-based vesting periods that are satisfied over three years. The Company expects to recognize $19.6 million in stock-based compensation on a straight-line basis over the vesting period of these awards.
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
During February 2024, the Company’s Board of Directors approved annual corporate performance targets under its Bonus Plan for 2024 for its employees. As of December 31, 2024, the accrued balance was $1.8 million, reported as a component of accrued expenses and other current liabilities on the consolidated balance sheets. Pursuant to the Bonus Plan, during

February 2025 and February 2024, the Company’s Compensation Committee approved the issuance of 301,571 RSUs and approximately 296,000 RSUs, respectively, that immediately vested.

The Company recognized $2.2 million and $3.0 million in stock-based compensation during the years ended December 31, 2024 and 2023, respectively based on progress made towards these performance targets. During the years ended December 31, 2024 and 2023, the Company capitalized $0.3 million and $0.5 million, respectively, of stock-based compensation expense under this plan for the development of internal-use software.

Stock Options

Stock Options. Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2023	9,307,142	$6.41	5.57	$31,250
Options granted	—	—
Options exercised	(2,526,902)	2.98
Options cancelled	(401,487)	14.08
Balance as of December 31, 2024	6,378,753	$7.28	4.95	$12,136
Vested and exercisable as of December 31, 2024	6,013,202	$6.77	4.84	$12,112
Vested and expected to vest	6,378,753	$7.28	4.95	$12,136
The intrinsic value of options exercised was $13.9 million and $8.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, total unrecognized compensation cost related to stock options was $2.8 million, which will be recognized over a weighted-average period of 0.60 years.
ESPP

The initial offering period under the ESPP commenced in November 2021 and the first purchase date occurred in May 2022. Under the Company’s ESPP, eligible employees may authorize payroll deductions of up to 50% of their eligible compensation, subject to IRS limitations, during prescribed offering periods to purchase shares of the Company’s Class A common stock at a price per share equal to 85% of the lesser of (1) the stock price at the employee’s first participation in the offering period or (2) the fair market value of the Company’s common stock on the purchase date. A participant may participate in only one offering period at a time, and a new offering period generally begins each May 20th and November 20th. Each offering period is generally 24 months and consists of four exercise dates (each, generally six months following the start of the offering period or the preceding exercise date, as the case may be). If the fair market value of the Company’s Class A common stock is less on a given exercise date than on the date of grant, employee participation in that offering period ends and participants are automatically re-enrolled in the next new offering period. The ESPP shall terminate automatically 20 years after its effective date, unless the ESPP is extended by the Board of Directors and the extension is approved within 12 months by a vote of the stockholders of the Company.

During the years ended December 31, 2024 and 2023, 780,206 and 695,046 shares of Class A common stock were purchased under the ESPP. The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes option pricing model.

The Company recorded stock-based compensation expense under this plan of $1.6 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively, of which $0.5 million and $0.8 million was capitalized for the development of capitalized internal-use software.

As of December 31, 2024, the total unrecognized stock-based compensation expense related to the ESPP was $3.3 million, which is expected to be recognized over a weighted average period of 1.09 years.
The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used in estimating the fair value of the stock purchase rights granted to employees under the ESPP for the years ended December 31, 2024 and 2023:

For the Years Ended December 31,
	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	48% - 74%	46% - 64%
Risk-free interest rate	4.31% - 5.43%	4.29% - 5.43%
Expected dividend yield	—%	—%

Total Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss consists of all RSUs, including those related to the Bonus Plan, options, and ESPP awards. Total stock-based compensation expense was as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Cost of revenue	$1,907	$1,986
Research and development	11,277	9,218
Sales and marketing	9,505	8,801
General and administrative	5,939	5,172
Total stock-based compensation expense (1)	$28,628	$25,177

(1) Stock-based compensation expense includes restructuring charges of $2.5 million and $0.1 million, incurred during the years ended December 31, 2024 and 2023. Of the $2.5 million in stock-based compensation restructuring charges incurred during the year ended December 31, 2024, $0.3 million related to cost of revenue, $0.9 million related to research and development costs, $1.2 million, related to sales and marketing costs, and $0.1 million related to general and administrative costs. Of the $0.1 million in stock-based compensation restructuring charges occurred during 2023. $0.1 million related to sales and marketing costs.
During the years ended December 31, 2024 and 2023, the Company capitalized $4.0 million and $5.0 million, respectively, of stock-based compensation for the development of capitalized internal-use software and property and equipment.

Additionally, during the year ended December 31, 2024, the Compensation Committee approved amendments to outstanding vested stock options held by certain former employees in connection with their voluntary separation from the Company to extend the option expiration and also accelerate the vesting of RSU’s. As a result of the modifications, the Company recognized $1.1 million of expense, of which $0.8 million is recorded in sales and marketing, and $0.3 million is recorded in general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss. The Company also incurred stock-based compensation costs of $2.5 million in connection with restructuring activities that occurred during the year ended December 31, 2024. See Note 16 for additional information.
Note 15. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, share purchase rights pursuant to the Company’s ESPP, shares issuable under the Bonus Plan, and unvested restricted stock are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Prior to the Conversion, as defined below, of Class A and Class B common stock were the only outstanding equity in the Company. The rights of the holders of the Class A common stock and Class B common stock were identical, except with respect to voting, transfer, and conversion. Accordingly, the Class A common stock and Class B common stock shared equally in the Company’s net losses.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Years Ended December 31
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(48,531)	$(59,713)
Denominator for basic and diluted net loss per share:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	43,543,023	36,011,446
Net loss per share attributable to common stockholders – basic and diluted	$(1.11)	$(1.66)
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

	December 31,
	2024	2023

RSUs	2,245,142	5,256,833
Stock options	5,193,911	9,307,142
Shares issuable pursuant to the ESPP	191,271	101,430
Bonus Plan	152,636	106,147
Total	7,782,960	14,771,552

Note 16. Restructuring
Restructuring Plans

In November 2024, management approved a restructuring plan intended to improve the Company’s cost structure and operating efficiency (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included a reduction in headcount of approximately 12% of the Company’s workforce. During this period, approximately 12% of the Company’s workforce terminated employment involuntarily. In addition, as part of the 2024 Restructuring Plan, the Company reduced its footprint at its corporate headquarters. The 2024 Restructuring Plan was substantially completed by December 31, 2024.

During the year ended December 31, 2024, the Company recognized restructuring charges of $4.9 million, primarily for employee severance and benefits in connection with the workforce reduction, which amounted to $3.9 million. The Company also recorded an impairment charge of $0.9 million on its right-of-use asset related to the lease of the Company’s corporate headquarters and $0.1 million of professional services fees related to the execution of the Company’s 2024

Restructuring Plan, both of which are recorded as a component of general and administrative in the consolidated statements of operations and comprehensive loss.

The impairment charge of $0.9 million related to the Company’s corporate headquarters was the result of a partial exit from the office space for which the Company has an operating lease. The Company intends to sublease the vacated space in connection with the partial exit from the facility, and as a result, the Company determined that the right-of-use asset associated with the lease may exceed its fair value. The Company performed an assessment of the right-of-use asset and determined that the carrying value of the asset was impaired based on the application of a discounted cash flow model to a valuation appraisal of the facility obtained from a third party.

The majority of the employee severance and benefits costs incurred in connection with the 2024 Restructuring Plan were related to noncash stock-based compensation. The Company accelerated certain of the RSUs awarded to employees impacted by the 2024 Restructuring Plan and also extended certain of the employees’ options to satisfy the settlement of termination benefits to impacted employees. The severance and benefits costs related to the noncash stock-based compensation amounted to $2.5 million, of which $2.1 million related to the acceleration of RSUs and $0.4 million related to the extension of options. These charges were recorded as components of various line items in the consolidated statements of operations and comprehensive loss. The following table presents the stock-based compensation costs as reported in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	For the Years Ended December 31,
Stock-based Compensation	2024	2023
Cost of revenue	$291	$—
Research and development	885	—
Sales and marketing	1,225	80
General and administrative	123	45
Total	$2,524	$125

In January 2023, the Company initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives (the “2023 Restructuring Plan”). These measures were substantially completed by June 30, 2023, and the total cost was $3.6 million. During this period, approximately 1% of the Company’s workforce terminated employment voluntarily and 4% terminated employment involuntarily. As a result, the Company incurred employee termination expenses and other associated costs.

A summary of the restructuring charges related to the 2024 Restructuring Plan and the 2023 Restructuring Plan as reported in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 are presented in the table below. Of the total charges incurred during the year ended December 31, 2023, $0.7 million were related to involuntary terminations. All costs during the year ended December 31, 2024 were related to involuntary terminations.

	For the Years Ended December 31,
	2024	2023
Total Restructuring Charges	(in thousands)
Cost of revenue	$460	$—
Research and development	1,278	2,311
Sales and marketing	1,867	1,025
General and administrative (1)	1,256	280
Total	$4,861	$3,616
(1) General and administrative includes $0.9 million related to the impairment of the right-of-use asset related to the lease of the Company’s corporate headquarters.

The following table presents a summary of the liabilities related to the 2024 Restructuring Plan that are included within accrued expenses and other current liabilities on the consolidated balance sheet (in thousands):

Balance as of January 1, 2024	$—
Charges incurred	3,928
Noncash stock-based compensation	(2,524)
Cash payments during the period	(1,049)
Balance as of December 31, 2024	$355
(1) Charges incurred exclude right-of-use asset impairment of $0.9 million.

The following table presents a summary of the liabilities related to the 2023 Restructuring Plan that were included within accrued expenses and other current liabilities on the consolidated balance sheet, (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	3,616
Cash payments during the period	(3,616)
Balance as of December 31, 2023	$—

Note 17. Segment Reporting

The Company operates in one reportable segment, which derives revenue from the services operating on its storage platform. The Company’s CODM, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance on a regular basis. The CODM does not assess the performance of our products and solutions on measures of profit or loss, or asset-based metrics.

Measure of Segment Profit or Loss

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segment is consolidated net income (loss) and adjusted earnings before interest, taxes, depreciation and amortization. Net income (loss) is used in monitoring budget versus actual results. This measure is presented on the consolidated statements of operations and comprehensive loss. Significant segment expenses included in net income (loss) include cost of revenue, research and development, sales and marketing, general and administrative expense, investment income, interest expense, net, and income tax provision, which are presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. See Note 3 and Note 7 for additional disclosures of disaggregated revenue and geographical information.

In addition to the significant segment expenses noted above, significant segment expenses reviewed by the CODM for the years ended December 31, 2024 and 2023 are presented in the following table (in thousands):

	For the Years Ended December 31,
	2024	2023
Depreciation	21,329	21,286
Amortization	6,999	3,626
Stock-based compensation	28,628	25,177
	$56,956	$50,089

Note 18. Income Taxes
The following table presents the components of net loss before income taxes (in thousands):

	For the Years Ended December 31,
	2024	2023
United States	$(48,656)	$(59,713)
Non-U.S.	131	—
Loss before provision for income taxes	$(48,525)	$(59,713)
The provision for income taxes included in the consolidated statements of operations and comprehensive loss is comprised of the following (in thousands):

	For the Years Ended December 31,
	2024	2023
Current
Federal	$—	$—
State	6	—
Non-U.S.	—	—
Total current	6	—
Deferred:
Federal	—	—
State	—	—
Non-U.S.	—	—
Total deferred	$—	$—
Total provision	$6	$—

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate, using a federal statutory rate of 21%:

	For the Years Ended December 31,
	2024	2023
Statutory federal income (benefit) rate	(21)%	(21)%
Increase (decrease) resulting from:
State income tax rate	(4)%	(4)%
Change in valuation allowance	37%	29%
Stock-based compensation	(4)%	2%
Tax credits	(7)%	(6)%
Other	—%	—%
Effective tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the Company’s deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2024	2023
Deferred tax assets:

Net operating loss (“NOL”) carryforwards	$31,417	$23,111
R&D credit carryforwards	13,829	10,502
Stock-based compensation	2,646	2,083
Research and experimental expenditures under IRC Section 174	19,382	14,063
Lease liabilities	4,189	2,507
Disallowed interest expense	3,438	2,767
Accruals and other	1,335	1,064
	76,236	56,097
Valuation allowance	(62,492)	(44,606)
Total deferred tax assets	13,744	11,491
Deferred tax liabilities:
Property and equipment, net	(1,024)	(1,967)
Right of use assets, net	(3,936)	(2,496)
Capitalized internal-use software	(8,784)	(7,028)
Total deferred tax liabilities	$(13,744)	$(11,491)
Net deferred tax liabilities	$—	$—
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
The valuation allowance increased by $17.9 million and $17.6 million during the years ended December 31, 2024 and 2023, respectively.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

For the year ended December 31, 2024, the Company performed an analysis based on available guidance and determined that it will not impact (increase) taxable income. The Company will continue to monitor this issue for future developments and its impact on taxable income.
As of December 31, 2024, the Company had federal and state NOL carryforwards of $123.3 million and $95.6 million, respectively. The federal NOL carryforwards consisted of $16.0 million generated before January 1, 2018, which will begin to expire in 2027 but are able to offset 100% of taxable income and $107.3 million generated after December 31, 2017 that will carryforward indefinitely but will be subject to 80% taxable income limitation beginning in tax years after December 31, 2022 as provided by the CARES Act.

State net operating loss carryforwards in the amount of $79.2 million begin expiring in 2029 and approximately $16.4 million have an indefinite life.

The Company has federal research and development (“R&D”) credit carryforwards of $11.7 million which will begin to expire in 2032 and California R&D credit carryforwards of $5.5 million which do not expire. The Company also has $0.1 million of California enterprise zone credits which will begin to expire in 2028.
Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 (specifically Section 382), as amended, and similar state provisions. The Company performed a Section 382 analysis through December 31, 2024 and determined that ownership changes occurred in the year 2007, 2009, 2012, and 2024. The ownership changes identified had no significant impact on federal and state net operating losses. The annual limitations may result in the expiration of net operating losses and credits before utilization in the future.
On August 16, 2022, the Inflation Reduction Act was enacted in the U.S. and introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”) and an excise tax of 1% of stock repurchases, effective January 1, 2023. The various provisions of the Inflation Reduction Act do not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.
Uncertain Income Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2024	2023
Balance at beginning of year	$1,889	$1,239
Tax positions related to the current year:
Additions	628	649
Reductions	—	—
Tax positions related to the prior year:
Additions	—	1
Reductions	(50)	—
Balance at end of year	$2,467	$1,889
The total amount of unrecognized tax benefits as of December 31, 2024 was $2.5 million, all related to federal and state tax jurisdictions. If recognized, none of the unrecognized tax benefits would affect the effective tax rate.

As of December 31, 2024, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months of this reporting date.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2007 due to NOLs that are being carried forward for tax purposes.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
(b) Management’s Report on Internal Control Over Financial Reporting
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024, due to the remediation of three material weaknesses in our internal control over financial reporting described below. In light of this fact, our management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
c) Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

As previously reported, management determined that the Company had the following material weaknesses in its internal control over financial reporting at December 31, 2023:

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has continued to implement remediation plans throughout 2024. The actions we took to remediate the material weaknesses included the following:

•We hired additional accounting and financial personnel who possess public company accounting and reporting technical expertise, including a Chief Financial Officer, VP Corporate Accounting, and other key accounting and finance roles to oversee internal controls and procedures and implement a formal closing process.

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

We completed our remediation plan for all material weaknesses noted above and believe our controls are appropriately designed.
Through testing of our internal controls completed during the year ended December 31, 2024, management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2024.
(d) Inherent Limitations on Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
(e) Changes in Internal Control over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Arrangements
During the Company's last fiscal quarter, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of the Company’s securities pursuant to Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders.

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
(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Registrant, as amended and currently in effect.	10-Q	001-41026	3.1	08/14/2023

3.2	Amended and Restated Bylaws	8-K	001-41026	3.1	12/11/2024

3.3	Certificate of Retirement	8-K	001-41026	3.1	07/10/2023

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	10-K	001-41026	4.1	03/28/2022

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-260333	10.1	10/18/2021

10.2+	2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-260333	10.2	10/18/2021

10.3+	Amended and Restated 2021 Equity Incentive Plan and form of agreements thereunder	10-K	001-41026	10.3	04/01/2024

10.4+	2021 Employee Stock Purchase Plan.	S-1	333-260333	10.4	11/02/2021

10.5+	Offer Letter, dated July 9, 2024, by and between the Company and Marc Suidan.	8-K	001-41026	10.1	08/08/2024

10.6†	Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	S-1	333-260333	10.6	10/18/2021

10.7	First Amendment to the Loan and Security Agreement, dated October 21, 2021, by and between the Company and City National Bank.	10-K	001-41026	10.8	03/28/2022

10.8	Second Amendment to the Loan and Security Agreement, dated as of October 21, 2021, by and between the Registrant and City National Bank	8-K	001-41026	10.1	04/27/2022

10.9	Third Amendment to the Loan and Security Agreement, dated as of January 20, 2023, by and between the Registrant and City National Bank	10-K	001-41026	10.10	03/31/2023

10.10	Fourth Amendment to the Loan and Security Agreement, dated as of December 29, 2023, by and between the Registrant and City National Bank	10-K	001-41026	10.10	04/01/2024

10.11	Backblaze, Inc. 2024 New Employee Equity Incentive Plan and forms of agreement thereunder	S-8	333-281983	10.11	09/06/2024

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Backblaze, Inc.					X

23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page to this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1	10-K	001-41026	97.1	04/01/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 11th day of March 2025.

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman Chief Executive Officer and Chairperson

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gleb Budman and Marc Suidan, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 11, 2025
Gleb Budman

	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2025
Marc Suidan

	Director	March 11, 2025
Jocelyn Carter-Miller

	Director	March 11, 2025
Barbara Nelson

	Director	March 11, 2025
Earl E. Fry

	Director	March 11, 2025
Evelyn D’An