Form 10-K/A
period 2024-12-31
Backblaze, Inc.
filed 2025-05-07
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Backblaze, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on March 11, 2025 (the “Original Form 10-K”). This Amendment is being filed solely for the purpose of inserting the conformed signatures of the Company’s board of directors, which were obtained prior to the filing of the Original Form 10-K, but inadvertently omitted from the filing.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	10-K	001-41026	101.INS	03/11/2025
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
i

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 7th day of May 2025.

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

Signature	Title	Date

/s/ Gleb Budman	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 11, 2025
Gleb Budman

/s/ Marc Suidan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2025
Marc Suidan

/s/ Jocelyn Carter-Miller	Director	March 11, 2025
Jocelyn Carter-Miller

/s/ Barbara Nelson	Director	March 11, 2025
Barbara Nelson

/s/ Earl E. Fry	Director	March 11, 2025
Earl E. Fry

/s/ Evelyn D’An	Director	March 11, 2025
Evelyn D’An
ii