Form 10-Q
period 2025-03-31
Backblaze, Inc.
filed 2025-05-07
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(Registrant’s telephone number, including area code)
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2025, 54.9 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$40,606	$45,776
Marketable securities	12,626	9,139
Accounts receivable, net	1,770	1,831
Prepaid expenses and other current assets	10,014	9,002
Total current assets	65,016	65,748
Property and equipment, net	45,661	42,949
Operating lease right-of-use assets, net	14,965	15,873
Capitalized internal-use software, net	42,153	41,801
Other assets	2,369	2,187
Total assets	$170,164	$168,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,203	$9,043
Finance lease liabilities and lease financing obligations, current	16,364	16,327
Operating lease liabilities, current	3,552	4,026
Deferred revenue, current	31,356	30,407
Total current liabilities	59,475	59,803
Finance lease liabilities and lease financing obligations, non-current	16,096	13,142
Operating lease liabilities, non-current	11,829	12,844
Deferred revenue, non-current	4,996	5,147
Total liabilities	$92,396	$90,936
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of both March 31, 2025 and December 31, 2024; 54,869,647 and 53,375,770 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	5	5
Class B common stock, $0.0001 par value; 295,986 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024.	—	—
Additional paid-in capital	283,072	273,602
Accumulated deficit	(205,309)	(195,985)
Total stockholders’ equity	77,768	77,622
Total liabilities and stockholders’ equity	$170,164	$168,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$34,613	$29,968
Cost of revenue	15,357	14,157
Gross profit	19,256	15,811
Operating expenses:
Research and development	11,855	9,746
Sales and marketing	9,263	10,022
General and administrative	7,058	6,553
Total operating expenses	28,176	26,321
Loss from operations	(8,920)	(10,510)
Investment income	533	384
Interest expense	(853)	(921)
Loss before provision for income taxes	(9,240)	(11,047)
Income tax provision	84	6
Net loss and comprehensive loss	$(9,324)	$(11,053)
Net loss per share, basic and diluted	$(0.17)	$(0.27)
Weighted average common shares outstanding, basic and diluted	54,060,249	40,225,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2024	53,375,770	$5	$273,602	$(195,985)	$77,622
Net loss	—	—	—	(9,324)	(9,324)
Issuance of common stock upon exercise of stock options	395,718	—	978	—	978
Issuance of common stock under the 2021 Equity Incentive Plan	796,588	—	(458)	—	(458)
Issuance of restricted stock units related to bonus plans	301,571	—	2,014	—	2,014
Stock-based compensation	—	—	6,936	—	6,936
Balance as of March 31, 2025	54,869,647	$5	$283,072	$(205,309)	$77,768

	Three Months Ended March 31, 2024
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
Net loss	—	—	—	(11,053)	(11,053)
Issuance of Class A common stock upon exercise of stock options	1,429,482	—	4,283	—	4,283
Issuance of Class A common stock related to the 2021 Employee Stock Purchase Plan	593,239	—	—	—	—
Issuance of restricted stock units related to bonus plans	296,448	$—	3,507	$—	3,507
Stock-based compensation	—	—	5,779	—	5,779
Balance as of March 31, 2024	41,469,779	$4	$205,957	$(158,507)	$47,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,324)	$(11,053)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash lease expense on operating leases	925	510
Depreciation and amortization	7,764	6,912
Stock-based compensation	7,359	5,529
(Gain) loss on disposal of assets	(174)	15
Other	172	(21)
Changes in operating assets and liabilities:
Accounts receivable	61	(821)
Prepaid expenses and other current assets	(1,102)	(568)
Other assets	(129)	(19)
Accounts payable, accrued expenses and other current liabilities	199	24
Deferred revenue	798	3,175
Operating lease liabilities	(1,606)	(267)
Net cash provided by operating activities	4,943	3,416
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(18,285)	(14,778)
Maturities of marketable securities	14,765	9,758
Proceeds from disposal of property and equipment	14	(15)
Purchases of property and equipment	(503)	(423)
Capitalized internal-use software costs	(2,123)	(3,323)
Net cash used in investing activities	(6,132)	(8,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(4,543)	(4,802)
Payment of offering costs	(10)	—
Proceeds from debt facility	—	554
Payment of debt issuance costs	(20)	—
Principal payments on insurance premium financing	—	(293)
Proceeds from exercises of stock options	1,050	4,277
Taxes paid for net share settlement of equity awards	(458)	—
Net cash used in financing activities	(3,981)	(264)
Net decrease in cash and cash equivalents and restricted cash	(5,170)	(5,629)
Cash and cash equivalents and restricted cash, at beginning of period	45,776	16,630
Cash and cash equivalents and restricted cash, at end of period	$40,606	$11,001
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$40,606	$6,319
Restricted cash, non-current	—	4,682
Total cash and cash equivalents and restricted cash	$40,606	$11,001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$829	$944
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$677	$1,049
Accrued bonus settled in restricted stock units	$2,014	$3,507
Bonus Plan expense classified as stock-based compensation	$1,100	$800
The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Description of Business
Backblaze, Inc. and its subsidiaries (collectively, “Backblaze” or the “Company”) is a storage cloud platform, providing businesses and consumers with solutions to store and use their data. Backblaze provides these cloud services through purpose-built, web-scale software built on commodity hardware. Backblaze was incorporated in the state of Delaware on April 20, 2007, and is headquartered in San Mateo, California.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 11, 2025 (the “Annual Report”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments necessary for fair presentation. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

Reclassifications
To conform to the current period’s presentation, accounts payable of $1.5 million was consolidated into accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheet as of December 31, 2024.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to maintain its EGC status through the fifth anniversary of its IPO and to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.
Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, lease and non-lease component allocation, estimates related to variable consideration, valuation of the Company’s ESPP expense, and accounting for income taxes, including estimates for deferred tax assets, valuation allowance, and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates. During the second quarter of 2025, the Company conducted a study on the useful lives of its property and equipment, resulting in an extension of the useful life of its infrastructure equipment. See Note 16 for further information.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the condensed consolidated financial statements and therefore does not separately present a statement of comprehensive income in the condensed consolidated financial statements.
Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for each of the three months ended March 31, 2025 and 2024 was zero as the Company has incurred continuous operating losses.
Concentrations and Risks and Uncertainties

Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable, marketable securities, and unbilled accounts receivable. The Company maintains its cash, restricted cash, and marketable securities with high-quality financial institutions with investment-grade ratings. In the event of a failure of any financial institutions where the Company maintains deposits, it may lose timely access to its funds at such institutions and incur significant losses to the extent its funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers to the extent of the amount recorded on the condensed consolidated balance sheets. The Company does not have separate collateral requirements to support financial instruments subject to credit risk.

Vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply-chain and service disruptions that could harm the Company’s business.

The following table presents concentrations related to the Company’s cash disbursements, accounts payable transactions, and accounts receivable transactions:

	Three Months Ended March 31,
	2025	2024
Cash disbursement concentration
Number of vendors	2	2
Total cash disbursements represented by vendors listed above	27%	24%

	March 31, 2025	December 31, 2024
Accounts payable concentration
Number of vendors	4	1
Total accounts payable balance represented by vendors listed above	70%	14%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	34%	35%

Revenue. The Company derives substantially all of its revenue from the services operating on its Backblaze Storage Cloud platform: its Backblaze B2 Cloud Storage (“Backblaze B2”) and Backblaze Computer Backup (“Computer Backup”) offerings. The potential for severe impact on the Company’s business could result if the Company was unable to operate its platform or serve customers through its platform for an extended period of time.
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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 for public companies. As a result, the Company will implement the standard beginning with its annual reporting period ending December 31, 2025. This amendment should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended March 31,
	2025	2024

B2 Cloud Storage	$18,048	$14,622
Computer Backup	16,565	15,346
Total revenue(1)	$34,613	$29,968
________________
(1) For the periods presented, Physical Media revenue has been allocated to B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2025	2024
Consumption-based arrangements	$17,413	$14,278
Subscription-based arrangements	17,108	15,567
Physical Media (point in time)	92	123
Total revenue	$34,613	$29,968
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$25,381	$21,927
United Kingdom	1,752	1,628
Canada	1,654	1,398
Other	5,826	5,015
Total revenue	$34,613	$29,968

Earned, Unbilled Revenue

As of March 31, 2025 and December 31, 2024, the Company had $3.3 million and $2.9 million, respectively, of unbilled accounts receivable included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Deferred Revenue

The following table presents information regarding the Company’s total deferred revenue (in thousands):

	March 31, 2025	December 31, 2024
Deferred revenue	$36,352	$35,554

	Three Months Ended March 31,
	2025	2024
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$12,224	$10,453

The Company’s deferred revenue as presented on its condensed consolidated balance sheets approximates its contract liability balance as of March 31, 2025 and December 31, 2024. The Company’s total deferred revenue balance as of March 31, 2025, approximates the aggregate amount of the transaction price allocated to remaining performance obligations (“RPOs”) as of that date. As of March 31, 2025, the Company's RPOs were $44.9 million. This amount includes deferred revenue arising from consideration invoiced for which the related performance obligations have not been satisfied, as well as future committed revenue for periods within current contracts with customers. As of March 31, 2025, the Company expects to recognize approximately 79% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
Deferred Contract Costs
The Company’s deferred contract costs are comprised of third-party affiliate commissions and, starting in 2024, a commission structure for its sales team. See Note 2 to the audited consolidated financial statements included in the Annual Report for additional information on the commission structure. The following tables present the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

	March 31, 2025	December 31, 2024
Deferred contract costs for marketing affiliates	$558	$542
Deferred contract costs for sales commission	1,144	972

	Three Months Ended March 31,
	2025	2024
Amortization of deferred contract costs related to marketing affiliates	$295	$281
Amortization of deferred contract costs related to sales commission	98	—

Note 4. Marketable Securities
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value by significant investment category. The Company’s U.S. treasury, corporate debt, and commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity investments, and money market funds, U.S. treasury, corporate debt, and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. See additional information on the Company’s investments in Note 5—Fair Value Measurements.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of March 31, 2025	(in thousands)

Cash equivalents
Money market funds	$19,182	$—	$—	$19,182	$19,182
U.S. treasury securities	998	1	—	999	998
Corporate debt securities	997	—	(1)	996	997
Total cash equivalents	$21,177	$1	$(1)	$21,177	$21,177

Investments
U.S. treasury securities	$4,972	$3	$—	$4,975	$4,972
Corporate debt securities	7,654	—	—	7,654	7,654
Total investments	$12,626	$3	$—	$12,629	$12,626

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2024	(in thousands)

Investments
Commercial paper	$9,139	$—	$(2)	$9,137	$9,139
Total investments	$9,139	$—	$(2)	$9,137	$9,139

Scheduled Maturities
The amortized cost and fair value of the Company’s U.S. treasury, corporate debt and commercial paper investments as of March 31, 2025 and December 31, 2024, by contractual maturity, are shown below.

As of March 31, 2025	Amortized Cost	Fair Value
	(in thousands)
Within one year	$14,621	$14,624
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$14,621	$14,624

As of December 31, 2024	Amortized Cost	Fair Value
	(in thousands)
Within one year	$9,139	$9,137
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$9,139	$9,137

Aging of Unrealized Losses
For those securities in an unrealized loss position, the length of time the securities were in such a position is presented in the tables below.

	Less than 12 Months
As of March 31, 2025	# of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)
Cash equivalents
Corporate debt securities	1	$996	$(1)
Total	1	$996	$(1)

	Less than 12 Months
As of December 31, 2024	# of Securities	Fair Value	Unrealized Losses
	(dollars in thousands)

Investments
Commercial paper	3	$9,137	$(2)
Total	3	$9,137	$(2)
Note 5. Fair Value Measurements
The Company classifies its U.S. treasury securities and money market funds within Level 1 of the fair value hierarchy, as their fair value is determined by quoted prices in active markets for identical assets. The Company classifies its corporate debt securities within Level 2 of the fair value hierarchy as the fair value of these securities is determined using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for underlying securities that may not be actively traded.

The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of March 31, 2025	Level 1	Level 2	Total

Cash equivalents
Money market funds	$19,182	$—	$19,182
U.S. treasury securities	999	—	999
Corporate debt securities	—	996	996

Investments
U.S. treasury securities	$4,975	$—	$4,975
Corporate debt securities	—	7,654	7,654
Total	$25,156	$8,650	$33,806

As of December 31, 2024	Level 1	Level 2	Total

Investments
Commercial paper	$—	$9,137	$9,137
Total	$—	$9,137	$9,137
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2025 or December 31, 2024, respectively.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Data center equipment	$57,079	$54,552
Leased and financed data center equipment	68,496	65,037
Machinery and equipment	17,705	16,872
Computer equipment	2,261	2,239
Leasehold improvements	244	244
Construction-in-progress(1)	19	311
Total property and equipment	145,804	139,255
Less: accumulated depreciation and amortization	(100,143)	(96,306)
Total property and equipment, net	$45,661	$42,949
________________
(1) Construction-in-progress relates to assets that have not yet been placed in service and is primarily comprised of hard drives that are not yet deployed.

For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $30.0 million and $29.3 million as of March 31, 2025 and December 31, 2024, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $38.5 million and $35.7 million as of March 31, 2025 and December 31, 2024, respectively.

The Company has long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets in the following geographic areas (in thousands):

	March 31, 2025	December 31, 2024
United States	$49,967	$47,930
Canada	3,145	3,309
The Netherlands	7,514	7,583
Total property and equipment, net and operating lease right-of-use assets	$60,626	$58,822
Note 7. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Developed software	$62,235	$59,435
General and administrative software	144	144
Total capitalized internal-use software	62,379	59,579
Less: accumulated amortization	(20,226)	(17,778)
Total capitalized internal-use software, net	$42,153	$41,801
Amortization expense of capitalized internal-use software for the three months ended March 31, 2025 and 2024 is included in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$2,446	$1,424
General and administrative	2	2
Total amortization expense of capitalized internal-use software	$2,448	$1,426

As of March 31, 2025, the future amortization of capitalized internal-use software has not materially changed compared to the information provided in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
Note 8. Leases

The Company enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The terms of these agreements generally range from two to four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Contingent rental payments are generally not included in the Company’s finance lease agreements. Finance leases are generally secured by the underlying leased equipment. The Company's finance leases have original lease periods expiring between 2025 and 2029. Financing lease right-of-use assets are included in property and equipment, net on the Company’s condensed consolidated balance sheets.

The Company leases its facilities for data centers and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored in the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company's leases have original lease periods expiring between 2025 and 2031. The Company had no short-term leases as of March 31, 2025.

The weighted average remaining lease terms and discount rates as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
	Operating leases	Finance Leases	Operating leases	Finance Leases
Remaining lease term	4.2 years	2.0 years	4.4 years	1.9 years
Discount rate	7.0%	11.7%	7.2%	11.9%

The following table presents the components of lease expense (in thousands):

	Three Months Ended March 31,
	2025	2024(1)
Finance lease costs
Depreciation expense(2)	$2,840	$3,564
Interest expense	755	593
Lease financing obligation costs(3)
Depreciation expense(2)	$609	$667
Interest expense	98	212

Operating lease costs
Rental expense related to lease components	$1,186	$691
Rental expense related to non-lease components(4)	1,100	1,292
Variable lease costs	1,092	1,000
Total operating lease costs	$3,378	$2,983
Total included in cost of revenue	$3,186	$2,688
Total included in general and administrative expense	$192	$295
________________
(1) The presentation of prior period data has been revised to conform to current year presentation. There have been no changes to the reported amounts, rather certain amounts have been disaggregated to further improve clarity and transparency.
(2) Substantially all of the depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations and comprehensive loss.
(3) Lease financing obligations pertain to agreements involving failed sale-leaseback transactions.
(4) Non-lease components included in the Company’s colocation lease agreements are related to non-tangible utilities and services used in its data center operations, which are not recorded on the Company’s condensed consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these colocation lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each colocation facility.

The following table presents supplemental cash flow information relating to the Company’s leases:

	Three Months Ended March 31,
	2025	2024
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$829	$805
Cash paid for operating lease liabilities	1,241	621
Non-cash items
Equipment acquired through finance leases	7,513	2,216

The future minimum commitments for finance leases and lease financing obligations as of March 31, 2025 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2025	$13,024	$2,251	$15,275
2026	12,123	—	12,123
2027	8,021	—	8,021
2028	927	—	927
2029	120	—	120
Total future minimum lease and financing commitments	34,215	2,251	36,466
Less imputed interest	(3,893)	(113)	(4,006)
Total finance lease and lease financing obligation liabilities	$30,322	$2,138	$32,460

There have been no material changes to the Company’s operating lease commitments during the three months ended March 31, 2025.
Note 9. Commitments and Contingencies
Contractual Commitments
The Company has non-cancellable commitments related mainly to service agreements used to facilitate the Company’s operations. As of March 31, 2025, the Company had $0.8 million, $1.3 million, and $0.7 million payable for these commitments during the remainder of the year ending December 31, 2025 and the years ending December 31, 2026 and December 31, 2027, respectively.

During the three months ended March 31, 2024, the Company made payments of $0.1 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of December 31, 2024, the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan for both the three months ended March 31, 2025 and 2024.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that there are not any current legal proceedings that are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the results of legal proceedings are inherently unpredictable, and litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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

Note 10. Debt
Debt Facility
On December 10, 2024, the Company voluntarily terminated its revolving credit agreement (as amended, the “RCA”) with City National Bank (“Lender”).

As of March 31, 2024, the interest rate associated with the outstanding balance under the RCA was 8.1% per annum. Total interest expense and amortization of debt issuance costs related to the RCA was $0.1 million for the three months ended March 31, 2024.
Note 11. Stockholders’ Equity
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2025	December 31, 2024
2011 Equity Incentive Plan
Options outstanding	4,783,610	5,264,351
2021 Equity Incentive Plan
Options outstanding	1,111,155	1,114,620
Restricted stock units outstanding	6,311,667	4,351,393
Shares available for future grants	3,963,750	6,933,867
2021 Employee Stock Purchase Plan
Shares available for future purchases	2,033,281	965,766
2024 Inducement Plan
Restricted stock units outstanding	412,740	412,740
Shares available for future grants	2,000	2,000
Total	18,618,203	19,044,737
Note 12. Stock-Based Compensation
Equity Incentive Plans
In 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which the Company may grant options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.

The number of shares available for issuance under the 2021 Plan is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2031 in an amount equal to the lesser of: (i) 4,784,100 shares, (ii) 5% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (iii) a smaller number of shares determined by the Company’s Board of Directors.

In 2021, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares available for issuance under the 2021 ESPP is increased on January 1 of each year beginning in 2022 and ending with a final increase in 2041 in an amount equal to the lesser of: (i) 1,913,630 shares, (ii) 2% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (iii) a smaller number of shares determined by the Company’s Board of Directors.

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

RSU activity for the three months ended March 31, 2025 was as follows:

	RSUs	Weighted-average grant date fair value per unit
RSUs unvested as of December 31, 2024	4,764,133	$6.18
Granted(1)	3,234,491	6.99
Vested(1)	(1,159,608)	6.17
Forfeited	(114,609)	6.23
RSUs unvested as of March 31, 2025	6,724,407	$6.57
________________
(1) Includes 301,571 RSUs granted and vested during the period pursuant to the 2024 Bonus Plan.

As of March 31, 2025, total unrecognized compensation cost related to RSUs was $40.2 million, which will be recognized over a weighted-average period of 2.3 years.
Bonus Plan
In January 2025, the Compensation Committee approved a new bonus structure (the “2025 Bonus Plan”) for its employees. The Bonus Plan is contingent upon the achievement of annual corporate performance targets. In each respective calendar year, the Company accrues for the 2025 Bonus Plan. The Compensation Committee assesses the actual performance against these targets to determine the payout amount which is disbursed in the following year. Payouts include both cash and RSU components, which are accounted for under Accounting Standards Codification (“ASC”) 710, Compensation-General and ASC 718, Compensation-Stock Compensation, respectively. The RSUs will be issued under the 2021 Plan and are subject to performance and service condition vesting requirements, beginning from the grant date to the payout date, with the number of RSUs varying according to the established payout amount. Participants must remain employed with the Company through the date of payout to maintain eligibility under the 2025 Bonus Plan.
During March 2022, the Compensation Committee approved the Bonus Plan (as defined in Note 14 to Notes to Consolidated Financial Statements in the Annual Report) for its employees, which includes awards in the form of RSUs issued under the 2021 Plan. In January 2025, the Compensation Committee approved the issuance of 301,571 RSUs that immediately vested based on actual performance against the performance targets set in the Bonus Plan for the year ended December 31, 2024.
Pursuant to the bonus plans, the Company recognized $1.1 million and $0.8 million in stock-based compensation during the three months ended March 31, 2025 and 2024, respectively, of which the Company capitalized $0.1 million in each period for the development of internal-use software.

Stock Options

Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	6,378,753	$7.28
Options granted	—	$—
Options exercised	(395,718)	$2.47
Options canceled	(88,270)	$5.22
Balance as of March 31, 2025	5,894,765	$7.64	4.84	$6,391
Vested and exercisable as of March 31, 2025	5,684,534	$7.27	4.77	$6,391
The intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 was $1.5 million and $9.9 million, respectively. As of March 31, 2025, total unrecognized compensation cost related to stock options was $1.7 million, which will be recognized over a weighted-average period of 0.5 years.
ESPP

The Company recorded stock-based compensation under the 2021 ESPP plan of $0.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, of which the Company capitalized $0.1 million and $0.2 million, respectively, for the development of internal-use software.

As of March 31, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $2.6 million and is expected to be recognized over a weighted average period of 0.9 years.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$420	$386
Research and development	3,467	2,108
Sales and marketing	1,797	1,822
General and administrative	1,675	1,213
Total stock-based compensation expense	$7,359	$5,529
During the three months ended March 31, 2025 and 2024, the Company capitalized $0.7 million and $1.0 million, respectively, of stock-based compensation for the development of internal-use software.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, share purchase rights pursuant to the Company’s ESPP, and unvested restricted stock are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(9,324)	$(11,053)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	54,060,249	40,225,239
Net loss per share attributable to common stockholders – basic and diluted	$(0.17)	$(0.27)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive. The weighted average potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented are as follows:

	Three Months Ended March 31,
	2025	2024
RSUs	2,287,700	4,688,348
Stock options	3,960,307	7,780,188
Shares issuable pursuant to the ESPP	1,401,770	315,270
Bonus Plan	190,995	—

Note 14. Restructuring
In November 2024, management approved a restructuring plan intended to improve the Company’s cost structure and operating efficiency (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included an involuntary reduction in headcount of approximately 12% of the Company’s workforce. In addition, as part of the 2024 Restructuring Plan, the Company reduced its footprint at its corporate headquarters. The 2024 Restructuring Plan was substantially completed as of December 31, 2024.

The 2024 Restructuring Plan resulted in total restructuring charges of $4.9 million, which were recognized in the fourth quarter of 2024, and primarily consisted of employee severance and benefits in connection with the workforce reduction, which amounted to $3.9 million. The Company also recorded an impairment charge of $0.9 million to its operating right-of-use assets related to the lease of the Company’s corporate headquarters and $0.1 million of professional services fees related to the execution of the Company’s 2024 Restructuring Plan.

The following table presents a summary of the liabilities related to the 2024 Restructuring Plan that are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Balance as of December 31, 2024	$355
Charges incurred	—
Cash payments during the period	(115)
Balance as of March 31, 2025	$240
Note 15. Segment Reporting

The Company operates in one operating and reportable segment, which derives revenue from the services operating on its storage platform. The Company’s chief operating decision maker (the “CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Measure of Segment Profit or Loss

The key measure of segment profit or loss utilized by the CODM to assess the performance of and allocate resources to the Company’s operating segment is consolidated net income (loss). Net income (loss) is used in monitoring budget versus actual results and is presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The CODM reviews cost of revenue, research and development, sales and marketing, and general and administrative expenses exclusive of depreciation, amortization, and stock-based compensation, which are reviewed separately. The segment information for the three months ended March 31, 2025 and 2024 is presented below in the following table (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$34,613	$29,968
Adjusted cost of revenue(1)	7,293	6,997
Adjusted research and development(1)	8,330	7,574
Adjusted sales and marketing(1)	7,426	8,153
Adjusted general and administrative(1)	5,212	5,331
Depreciation	5,251	5,448
Amortization	2,513	1,464
Stock-based compensation	7,359	5,529
Other segment items(2)	553	525
Net loss and comprehensive loss	$(9,324)	$(11,053)
________________
(1) Cost of revenue and operating expenses have been adjusted to exclude depreciation, amortization and stock-based compensation, which are disaggregated in their presentation to the CODM.
(2) Other segment items include investment income, interest expense, foreign exchange loss (gain), and income tax provision.

Note 16. Subsequent Events

During the second quarter of 2025, the Company conducted a study on the useful lives of its property and equipment, resulting in an extension of the useful life for both its Data center equipment, which include hard drives, and Machinery and equipment, which includes servers and other infrastructure equipment, from a range of 3 to 5 years to a uniform life of 6 years, effective April 1, 2025. The decision to extend the useful life of these assets was based on historical data and continuous improvements made to the efficiency and durability of the Company’s storage infrastructure. Based on the carrying value of these assets as of March 31, 2025, the extension of their useful lives is anticipated to result in a reduction in depreciation expense of approximately $5.0 million for the remainder of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 included in the Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to "Backblaze," the “Company”, "we," "our," "us," or similar terms refer to Backblaze, Inc. and its consolidated subsidiaries.
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers with cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy-to-use, cost-effective, performant cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Customers use us to support their AI workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and IT needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers, and our direct sales activities have historically supported us in acquiring larger customers. As we seek to move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of these customers. Our customers use our Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 4 billion gigabytes of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (“IaaS”) offering and our Backblaze Computer Backup Software-as-a-Service (“SaaS”) offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis or can be paid for on a capacity or committed contract basis for greater predictability. Backblaze Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.
We believe that focusing on storage use cases and promoting an open cloud ecosystem allows us to integrate well with a broad range of partners. We have consistently invested in innovation, showcased by our technology platform and related features, allowing us to achieve customer, community, and product milestones. Starting in the second half of 2024, we initiated a go-to-market transformation that is actively moving the company up-market, which has been evidenced by the signing of multiple deals valued at over $1.0 million each. We also continue to innovate to further drive differentiated value for these larger customers.
During the second quarter of 2025, we conducted a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This change is anticipated to result in a reduction in depreciation expense of approximately $5.0 million for the remainder of the year. See Note 16 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Sales Efforts
We believe an increasingly important customer acquisition model is our targeted direct sales team that is focused on larger customers as well as our channel and partner sales teams. We intend to enhance and grow our sales team with the goal of expanding our customer base and targeting larger clients.
We also plan to continue to build our ecosystem of partners. We believe that delivering our Storage Cloud solutions through our alliance, developer, channel, and managed service provider partnerships is an area of opportunity for us. By adding more partners and deepening our relationships with them, we expand our use cases and drive new customer acquisition.
Scale Self Service Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe there is a significant opportunity to further grow our customer base by continuing to make investments in sales and marketing. We will continue investing in our customer acquisition activities, which is driven predominantly by our blog content, our case studies, social sharing, earned media, and our self-serve sign up model. We also will continue investing in optimizing the conversion rate of visitors to customers. We intend to leverage this model as an efficient approach to attract new customers, turning them into brand advocates, partners, and more referrals.

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
Continued Platform Investment and New Product Launches
We are committed to delivering market-leading products that continue to make cloud storage and backup easy. We believe we must maintain our product and platform quality and strength of our brand in order to retain the current customer base as well as drive further revenue growth in our business. We intend to continue investing in our research and development activities to build upon our strong position in the technology community. We also plan to launch new products that are adjacent to our current offerings, which will provide us with the ability to further cross-sell and upsell. In April 2025, we launched B2 Overdrive, a new offering that provides the leading throughput to price performance ratio in the market. This new offering is targeting AI use cases, which need to move large amounts of data in a short timeframe.
International Expansion

While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 27% of our total revenue originating outside of the United States for the three months ended March 31, 2025. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment. In January 2025, for example, we collaborated with a leading hybrid cloud solutions provider in Canada to extend our market reach in this region. This collaboration led to the launch of a new data center region in Canada in January 2025.

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

	March 31,
	2025	2024
B2 Cloud Storage
Net revenue retention rate	117%	126%
Gross customer retention rate	89%	89%
Annual recurring revenue (in millions)	$73.8	$59.5

Computer Backup
Net revenue retention rate	108%	101%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$67.0	$62.6

Total Company
Net revenue retention rate	113%	112%
Gross customer retention rate	90%	91%
Annual recurring revenue (in millions)	$140.8	$122.1

Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. Our continued focus on our customers is driving significant revenue retention, as evidenced by our overall net revenue retention rates (“NRRs”) of 113% and 112% as of March 31, 2025 and March 31, 2024, respectively. The enhancement of our B2 Cloud Storage offerings is a key contributor to this success, resulting in NRRs of 117% and 126% for the same periods. The decrease in the NRR for B2 is largely driven by the lapped impact of the October 2023 price increase, which we announced during the third quarter of 2023, and resulted in pricing increases across our Computer Backup and B2 Cloud Storage products.

To calculate the NRR for a specific quarter, we determine the revenue recognized in that quarter from customers who generated revenue during the same quarter of the previous year. This revenue is then divided by the revenue generated in the prior year quarter. Our overall NRR rate is calculated as the average of these quarterly rates over the past four quarters to provide a comprehensive view of revenue trends.

Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We have maintained gross customer retention rates of approximately 90% across our revenue products as of both March 31, 2025 and March 31, 2024. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next. To calculate our gross customer retention rate, we take the trailing four-quarter average of our quarterly gross customer retention rates. We calculate the quarterly gross customer retention rates by dividing (i) the number of accounts that generated revenue in the last month of the current quarter that also generated recurring revenue during the last month of the corresponding quarter in the prior year, by (ii) the number of accounts that generated recurring revenue during the last month of the corresponding quarter in the prior year.

Annual Recurring Revenue
We define annual recurring revenue (“ARR”) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our total revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall ARR based on the revenue from our Computer Backup and B2 Cloud Storage solutions, respectively. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally paid for by customers in arrears, we recognize revenue in the month these storage services are delivered and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 117% as of March 31, 2025. Fees from B2 Cloud Storage (consumption-based arrangements) are recognized as services are delivered. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements included in our Annual Report for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $14.3 million for B2 Cloud Storage and $4.4 million for Computer Backup as of March 31, 2025 compared to March 31, 2024, representing 24% and 7% growth, respectively.
Key Components of Results of Operations
Revenue
We generate revenue primarily from our B2 Cloud Storage and Computer Backup cloud services offered on our platform. Our platform is offered to our customers primarily through either a consumption or committed contract basis or a subscription-based arrangement through B2 Cloud Storage and Computer Backup, respectively. Our subscription arrangements generally range in duration from one month to five years, for which we bill our customers up front for the entire period.
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
As discussed above, during the second quarter of 2025, we conducted a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This change is anticipated to result in a reduction in depreciation expense of approximately $5.0 million for the remainder of the year.
Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We expect that our operating expenses, excluding depreciation, amortization and stock-based compensation expenses, to remain relatively flat during 2025 compared to the prior year as a result of our restructuring activities in 2024; however, some of our sales and marketing expenses may increase as we continue to ramp up our hiring and external marketing spend over time in absolute dollars as we grow our business.
Research and Development
Research and development expenses consist primarily of our investment in personnel costs, costs related to infrastructure engineering, and an allocation of certain facility and IT-related expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
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
Sales and Marketing
Sales and marketing expenses include the cost of personnel focused on developing and executing selling and marketing activities. Sales and marketing expenses also include investments related to advertising, marketing, our brand awareness activities, commissions paid to marketing partners, sales commissions paid to our employees, and an allocation of our general overhead expenses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended March 31,
	2025		2024
	$	% of revenue	$	% of revenue
	(dollars in thousands)
Revenue	$34,613	100%	$29,968	100%
Cost of revenue(1)	15,357	44%	14,157	47%
Gross profit	19,256	56%	15,811	53%
Operating expenses:
Research and development(1)	11,855	34%	9,746	33%
Sales and marketing(1)	9,263	27%	10,022	33%
General and administrative(1)	7,058	20%	6,553	22%
Total operating expenses	28,176	81%	26,321	88%
Loss from operations	(8,920)	(26)%	(10,510)	(35)%
Investment income	533	2%	384	1%
Interest expense	(853)	(2)%	(921)	(3)%
Loss before provision for income taxes	(9,240)	(27)%	(11,047)	(37)%
Income tax provision	84	—%	6	—%
Net loss and comprehensive loss	$(9,324)	(27)%	$(11,053)	(37)%
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$420	$386
Research and development	3,467	2,108
Sales and marketing	1,797	1,822
General and administrative	1,675	1,213
Total stock-based compensation expense	$7,359	$5,529

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
B2 Cloud Storage revenue	$18,048	$14,622	$3,426	23%
Computer Backup revenue	16,565	15,346	1,219	8%
Total revenue(1)	$34,613	$29,968	$4,645	15%
________________
(1) For the periods presented, Physical Media revenue has been allocated to B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
Total revenue increased by $4.6 million, or 15%, for the three months ended March 31, 2025 compared to the same period in 2024.
Primary factors influencing the $3.4 million increase in B2 Cloud Storage revenue include the following:
•a $2.4 million increase related to higher storage usage as a result of upselling to existing customers, as well as organic data expansion by existing customers; and
•a $1.0 million increase in sales to new customers.
Primary factors influencing the $1.2 million increase in Computer Backup revenue include the following:
•a $2.1 million increase due to price increases that went into effect in October 2023; partially offset by a $0.9 million decrease due to a decline in license counts.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Cost of revenue	$15,357	$14,157	$1,200	8%
Gross margin	56%	53%
Primary factors influencing the $1.2 million increase in cost of revenue include the following:
•a $0.9 million increase in the amortization of internally developed software; and
•a $0.3 million increase related to managing and operating our co-location facilities.
Gross margin was 56% for the three months ended March 31, 2025 compared to 53% for the same period in 2024. The growth in our gross margin is primarily driven by improved benefits of scale relative to the cost of personnel to support our cost of sales.

Operating Expenses

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Research and development	$11,855	$9,746	$2,109	22%
Sales and marketing	$9,263	$10,022	$(759)	(8)%
General and administrative	$7,058	$6,553	$505	8%

Primary factors influencing the change in operating expenses for the three months ended March 31, 2025 compared to the same period in 2024 include the following:

Research and Development
•an increase of $1.4 million in stock-based compensation; and
•an increase of $0.8 million related to personnel-related expenses, net of capitalization for internal-use software, to support our storage cloud features and offerings; and
•a decrease of $0.1 million related to facilities and consultant expenses.

Sales and Marketing
•a decrease of $0.4 million due to compensation expense related to a reduction in headcount; and
•a decrease of $0.3 million due to advertising and other sales and marketing expenses due to enhanced efficiency and customer segment targeting through more focused and effective sales and marketing efforts.
General and Administrative
•an increase of $0.5 million in stock-based compensation expense.
Investment Income

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Investment income	$533	$384	$149	39%

Investment income increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in cash and investments generating interest income, partially offset by a decrease in discount accretion which resulted from a shift in the composition of securities within our investment portfolio.
Interest Expense

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(dollars in thousands)
Interest expense	$(853)	$(921)	$68	7%

Interest expense remained relatively flat for the three months ended March 31, 2025 compared to the same period in 2024.
Income Tax Provision
Our provision for income taxes was immaterial for the three months ended March 31, 2025 and 2024.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including adjusted gross profit (and margin), adjusted EBITDA, adjusted EBITDA margin, adjusted free cash flow, and adjusted free cash flow margin, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted Gross Profit and Margin
We believe adjusted gross profit (and margin), when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful to us for evaluating our ongoing operations and for internal planning and forecasting purposes.
We define adjusted gross profit as gross profit, excluding stock-based compensation expense, depreciation and amortization and restructuring charges within cost of revenue. We define adjusted gross margin as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, and restructuring charges because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross profit (and margin) provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as this metric eliminates the effects of depreciation and amortization.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Gross profit	$19,256	$15,811
Adjustments:
Stock-based compensation	420	386
Depreciation and amortization	7,644	6,774
Adjusted gross profit	$27,320	$22,971
Gross margin	56%	53%
Adjusted gross margin	79%	77%

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, realized and unrealized gains and losses on foreign currency transactions, impairment of long-lived assets, restructuring charges, legal settlement costs, and other non-recurring charges. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. We use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken together with our GAAP financial results, provide meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA and Adjusted EBITDA Margin to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net loss and comprehensive loss	$(9,324)	$(11,053)
Adjustments:
Depreciation and amortization	7,764	6,912
Stock-based compensation	7,359	5,529
Interest expense and investment income, net	320	537
Income tax provision	84	6
Foreign exchange loss (gain)(1)	149	(18)
Adjusted EBITDA	$6,352	$1,913
Adjusted EBITDA Margin	18%	6%
________________
(1) We began including foreign exchange loss (gain) in its reconciliation of net loss to Adjusted EBITDA beginning in the third quarter of 2024. Adjusted EBITDA and Adjusted EBITDA margin for the prior periods presented have been updated to conform with current presentation.

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin

We believe that Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin are useful metrics for assessing liquidity that provide information to management and investors about the cash generated from our core operations that can be reinvested in the business. However, these measures should not replace cash flows from operations as a liquidity benchmark. One limitation of these metrics is that they do not reflect our future contractual commitments, nor do they capture the overall changes in our cash balance during a specific period. Nonetheless, we believe that Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin are key metrics providing insight on our financial trajectory that helps us make informed decisions as we work towards sustainable positive cash flow.

We believe that Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin provide a reliable measure for assessing our historical financial results, which in turn supports our planning for future growth and our efforts to achieve positive cash flow.

We define adjusted free cash flow as net cash provided by operating activities less purchases of property and equipment, capitalized internal-use software costs, principal payments on finance leases and lease financing obligations, as reflected in our condensed consolidated statements of cash flows, and excluding payments on restructuring charges, payments on legal settlement costs, and payments on other non-recurring charges. Adjusted free cash flow margin is calculated as adjusted free cash flow divided by revenue.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted Free Cash Flow for each of the periods presented.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$4,943	$3,416
Capital expenditures(1)	(2,626)	(3,746)
Principal payments on finance leases and lease financing obligations	(4,543)	(4,802)
Payment of workforce reduction and related severance charges	115	—
Adjusted Free Cash Flow	$(2,111)	$(5,132)
Adjusted Free Cash Flow Margin	(6)%	(17)%
________________
(1) Capital expenditures are defined as cash used for purchases of property and equipment and capitalized internal-use software costs.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through payments received from our customers and, in later periods, from the net proceeds from our public offerings. As of March 31, 2025 and December 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities of $53.2 million and $54.9 million, respectively.
We believe that our existing cash, cash equivalents, and marketable securities, together with cash provided by operations will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our finance and operating lease agreements and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data centers, the price at which we are able to purchase or lease infrastructure equipment, the impact of inflation on interest rates, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We plan to continue to enter into finance lease agreements for purchase of infrastructure equipment and may also be required or choose to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
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

We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data centers and office space under non-cancelable operating leases with various expiration dates. See Note 8 to our condensed consolidated financial statements in this
Quarterly Report on Form 10-Q for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 11.7% as of March 31, 2025.

There have been no material changes to our operating lease commitments, which excludes amounts allocated to services under operating lease agreements that are considered non-lease components, during the three months ended March 31, 2025. See Note 11 to our consolidated financial statements in our Annual Report for our future minimum commitments related to our operating leases.

In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of March 31, 2025, the Company had $0.8 million, $1.3 million, and $0.7 million payable for these commitments during the remainder of the year ending December 31, 2025 and the years ending December 31, 2026 and December 31, 2027, respectively.
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Net cash provided by operating activities	$4,943	$3,416
Net cash used in investing activities	$(6,132)	$(8,781)
Net cash used in financing activities	$(3,981)	$(264)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
Cash flows from operating activities primarily consist of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation of property and equipment, amortization of capitalized internal-use software, net, noncash lease expense, and changes in operating assets and liabilities during each period.
For the three months ended March 31, 2025, cash provided by operating activities was $4.9 million, which resulted from a net loss of $9.3 million, adjusted for non-cash charges of $16.0 million and net cash outflow of $1.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.8 million for depreciation and amortization expense, $7.4 million for stock-based compensation expense, and noncash lease expense on operating leases of $0.9 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of cash outflows related to a decrease of $1.6 million in operating lease liabilities, as well as an increase in prepaids and other current assets of $1.1 million, each related to the timing of payments of our expenses. The cash outflows were partially offset by a cash inflow due to an increase of $0.8 million in deferred revenue, which increased due to our growing sales and to timing of collections from our customers.
Cash provided by operations increased for the three months ended March 31, 2025, as compared to the same period in 2024 primarily driven by our strategy to secure larger contracts and the cost savings achieved through recent restructuring efforts, partially offset by increased investment in research and development to support business growth.
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

Investing Activities
Cash used in investing activities during the three months ended March 31, 2025 was $6.1 million, resulting primarily from the following activity:
•Purchases of marketable securities of $18.3 million;
•Cash payments of $2.1 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $0.5 million related to capital expenditures in support of infrastructure deployments to support our growing business; and
•Proceeds of $14.8 million from the maturity of our marketable securities.
Cash used in investing activities during the three months ended March 31, 2024 was $8.8 million, resulting primarily from the following activity:
•Purchases of marketable securities of $14.8 million;
•Cash payments of $3.3 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $0.4 million related to capital expenditures in support of infrastructure deployments to support our growing business; and
•Proceeds of $9.8 million from the maturity of our marketable securities.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2025 was $4.0 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $4.5 million related to hard drives and other infrastructure equipment used in our co-location facilities;
•$0.5 million related to payments on taxes for net share settlements of vested equity awards; and
•$1.1 million in proceeds from the exercise of employee stock options.
Cash used in financing activities for the three months ended March 31, 2024 was $0.3 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $4.8 million related to hard drives and other infrastructure equipment used in our co-location facilities;
•$0.3 million related to repayment of principal on financed insurance premiums;
•$4.3 million in proceeds from the exercise of employee stock options; and
•$0.6 million in proceeds from our debt facility.
Critical Accounting Estimates
Our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting estimates as compared to those discussed in the Annual Report.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities held at City National Bank and Raymond James. As of March 31, 2025, we had cash and cash equivalents and marketable securities balances of $40.6 million and $12.6 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.

Foreign Currency Exchange Rate Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Our sales are mostly denominated in the U.S. dollar, and we have minimal foreign currency risk related to our revenue. In addition, most of our operating expenses are denominated in the U.S. dollar, resulting in minimal foreign currency risks. We do, however, earn revenue, pay expenses, and incur liabilities in countries using currencies other than the U.S. dollar, which primarily includes the British pound, the Canadian dollar, and the Euro. The volatility of exchange rates depends on many factors that we cannot accurately forecast. In the future, if our international sales increase or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be adversely affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act.

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe are likely to have a material adverse effect on our business, financial condition, or operating results. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption to our service, or loss or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	Although we have previously identified and remediated material weaknesses in our internal controls over financial reporting, we could experience material weaknesses in the future and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.
We incurred net losses of $9.3 million and $11.1 million for the three months ended March 31, 2025 and 2024, respectively. Following our 17 plus years of operations, we had an accumulated deficit of $205.3 million as of March 31, 2025. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are subject to extreme weather events and natural disasters, such as earthquakes, hurricanes and tornados, storms, floods, fires and droughts, which may become more frequent and intense due to climate change. Our facilities and data centers are also vulnerable to damage or interruption from human error, intentional bad acts, war or other military conflict, including the conflicts between Russia-Ukraine and Israel-Hamas, which may further escalate and could directly or indirectly involve other countries, including the United States, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, a third-party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to our normal operations, but future bankruptcies or similar events affecting our third-party hosted data center providers could result in disruptions to our Company, access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. These restrictions have also been expanded to other countries, including Belarus. Although we do not have a significant number of customers located in those regions, such actions have had some immaterial impact on our business. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.
The successful promotion of our brand and our ability to maintain our reputation will depend on a number of factors, including our performance and the reliability of our cloud services; our advertising and marketing efforts, including our blog and social media presence, which have been important to building and maintaining our brand and reputation; our ability to continue to develop high-quality features and cloud services; and our ability to successfully differentiate our cloud services from competitive products and services. Our promotional activities may not be successful or yield increased revenue.
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

Our customers rely on our solutions to store or use their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (“DDoS”) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, lead to the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation and negatively impact us and our customers. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could permit attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. In addition, we regularly encounter attempts to create false or undesirable user accounts and various types of DDoS attacks, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, the use of generative artificial intelligence, or other societal or political developments resulting in periods of increased political tensions and military conflicts, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective, and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract customers on a cost-effective basis. Any price increases could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

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
We have recently experienced, and continue to experience, a period of rapid growth. The amount of data stored with us and the storage infrastructure deployed by us has increased significantly. The number of customer requests on our network has also increased rapidly in recent years. Our growth may not be sustainable. In 2023 and 2024, we initiated measures to reduce headcount and took other actions to pursue greater cost efficiency and align strategic initiatives. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth may continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs may also fluctuate on a quarterly and annual basis, and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions. It may also be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls. If we fail to manage our growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data centers.

We must continue to effectively manage our infrastructure, including capital expenditures to maintain and expand our data center capacity, servers and equipment, and locations. The costs of building out and maintaining our data centers, including the purchase and leasing of equipment, constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors, it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data centers, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center sites are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. Such increases could adversely affect our business financial conditions and results of operations.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. Our recent price increase for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through new features and additional paid products, such as Event Notifications, Live Read, Enterprise Control and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.
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
•the timing and success of new product features and service introductions by us or our competitors;
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
•inflation in the United States, which has recently hit a four-decade high, and other regions;
•the impact of pandemics on our business or that of our customers and partners;
•the timing of expenses and receipt of perceived benefits related to any acquisitions;
•changes in laws and regulations that impact our business; and
•general economic and market conditions.
For example, although we do not have a significant number of customers located in Ukraine and Russia, the Russian-Ukraine conflict has caused oil prices to rise and increased the risk of disruption to the supply chain for oil. The Israel-Hamas conflict also resulted in some similar effects. The hostilities in various places around the world could also escalate further and directly or indirectly involve other countries, including the United States, which could cause a greater impact on us and our customers, partners and supplies.

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
In the three months ended March 31, 2025, we derived approximately 27% of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We may continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data centers, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:

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
We store personal information and other customer data, as well as use certain cookies on our website, that are subject to numerous federal, state, local, and foreign laws regarding privacy and the storing and protection of personal information and other customer data, and disclosure requirements regarding the use and certain breaches of such laws. For example, we are subject to the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”), among other laws and regulations around the world. Other comprehensive data privacy or data protection laws or regulations requiring local data residency and/or restricting the international transfer of data have been passed or are under consideration in other jurisdictions. In addition, some industries have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act (“HIPAA”). For example, HIPAA imposes privacy, security, and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (e.g., health plans, health care clearinghouses, and certain health care providers), and their respective business associates, individuals, or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Such laws give rise to an increasingly complex set of compliance obligations regarding our ability to gather, use, and store customer data and customer account data.
These privacy and data protection laws are subject to rapid change and differing interpretations, may require limited timeframes to implement changes, and can be inconsistent among regulatory frameworks or conflict with other rules or our business practices. We strive to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy and data protection to the extent possible. Our efforts to comply with the complex matrix of data privacy laws around the world subject us to increasing costs to review and comply with such laws, including updating our policies, procedures, and business practices to address such evolving privacy laws. We also make public statements and commitments regarding our use and disclosure of personal information through our privacy policy, information provided on our website, and data processing agreements with customers and other third parties. Because the interpretation and application of data protection laws, regulations, standards, and other obligations are often uncertain and in flux, and sometimes contradictory, it is possible that the scope and requirements of these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our practices, and our efforts to comply with rapidly evolving data protection laws and obligations may be unsuccessful. For example, we previously relied on the EU-US Privacy Shield framework, which was invalidated by a European court in July 2020. As a result of such a decision, we have had to take additional steps to comply with applicable EU data protection requirements, including implementation of standard contractual clauses.
Any failure, or perceived failure, by us to comply with applicable privacy and security laws, policies, or related contractual obligations, or any compromise of security that results in unauthorized access, or the use or transmission of personal information or other customer data, could result in a variety of claims against us, including governmental enforcement actions and investigations, audits, inquiries, whistleblower complaints, class action privacy litigation in certain jurisdictions, and proceedings by data protection authorities. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year, as well as potentially facing claims from individuals. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA added new requirements and consumer privacy rights as well as the creation of the California Privacy Protection Agency as a dedicated agency to implement and enforce California state privacy laws, investigate violations and assess penalties. Any new or currently applicable privacy and security laws, policies, or related contractual obligations may be enacted, adopted, or modified, the result of which may impact our compliance efforts, especially when certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact. Any non-compliance with data privacy requirements could subject us to significant fines and penalties, adverse media coverage, reputational damage, the loss of current and potential customers, loss of export privileges, or criminal or other civil sanctions, any of which could materially adversely affect our business and financial condition.
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
Changes in global trade policies, including the imposition of tariffs and other trade restrictions, may adversely affect our business.

Global trade policies, including tariffs, have experienced, and may continue to experience, rapid and significant changes. While a significant portion of our purchases of material or equipment is purchased from entities located in the United States (or otherwise assembled in the United States), we source some products or components from foreign countries that may be subject to new tariffs. We also rely on various global suppliers, hardware vendors, and data center partners, many of whom procure equipment, components, or materials from regions affected by the changing trade policies. The imposition of tariffs or other trade measures, particularly involving technology-related goods, could increase our direct costs as well as the costs for our partners and vendors, which may be passed on to us through higher service fees, hardware pricing, increased logistical expenses, or result in delays and longer lead times. In addition, our customers may be adversely affected by the global trade changes, which, in turn, could lead to reduced demand for our solutions, delayed purchases, or lower customer or data retention rates. Any efforts to mitigate these risks by diversifying or expanding our supply chain may not achieve the intended benefits. The changes, including potential changes, to global trade policies have also led to uncertainty, and impacted broad segments of the financial markets, including the Russell 2000 Index, which tracks small-cap stocks such as Backblaze. The long-term implications of changing global trade policies remain uncertain and may have unforeseen consequences for our business and stock.

Uncertainty in general economic conditions may adversely impact our revenue and profitability.

Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine and Israel-Hamas, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Inflation has increased significantly over levels from the last few years in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, political uncertainty and changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.

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
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We could remain an emerging growth company for up to five years following the completion of our IPO or until we reach certain thresholds. Investors may find our common stock less attractive due to our election to rely on these exemptions and there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the Russia-Ukraine, Israel-Hamas and China-Taiwan conflicts, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. Although the Toshiba buyout and Western Digital spin-out have not resulted in any material impact to our business to date, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners may increase the likelihood of closure or other changes at such vendors and partners that could adversely affect our business. Also, a third-party vendor that operated one of our multiple data center locations filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, and the rules and regulations of the Nasdaq Global Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” our ability to use pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset post-change income may be limited. Similar rules may apply under state tax laws. We have performed a Section 382 analysis through December 31, 2024. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside our control. Accordingly, our ability to utilize the aforementioned carryforwards may be limited.
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
The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality and those related to the valuation of our Employee Stock Purchase Plan expense. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.
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

Our future success and competitive position depend in large part on our ability to establish, maintain, protect, and enforce our intellectual property and proprietary rights. We do not currently own any issued patents and rely on a combination of trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. While we currently have patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications, the patent protection may not be obtained quickly enough to meet our business needs, any patents issued in the future may not provide us with competitive advantages or they may be successfully challenged by third parties. Additionally, The steps we have taken and will take may not prevent unauthorized use, reverse engineering, or misappropriation of our technologies and we may be unable to detect any of the foregoing. Furthermore, effective trademark, copyright, and trade secret protection may not be available in every country in which our cloud services are available. Our lack of patent protection may restrict our ability to protect our technologies and processes from competition. Defending and enforcing our intellectual property rights may result in litigation, which can be costly and divert management attention and resources. If our efforts to protect our technologies and intellectual property are inadequate, the value of our brand and other intangible assets may be diminished and competitors may be able to mimic our cloud services. Any of these events could have a material adverse effect on our business.
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
Our stock and business may be adversely affected by the actions of third parties attempting to manipulate our share price.

We believe our stock and business has been, and may in the future be, subject to short sellers or other third parties who manipulate our share price through false or misleading reports to spark fear and drive down our share price for their personal financial gain at the expense of other stockholders. This technique is also referred to as “short and distort.” These activities are often accompanied by announcements from various fee-chasing law firms trolling for potential plaintiffs and threatening litigation, often without conducting a thorough investigation. Even when there is no merit to the underlying allegations, these campaigns, which may involve social media, anonymous sources, or coordinated trading activity, can materially impact investor sentiment, depress our stock price, harm our reputation and business, and divert management’s attention.

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
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On March 7, 2025, Gleb Budman, our Chief Executive Officer, adopted a trading arrangement for the sale of shares of our common stock (a “Rule 10b5-1 Trading Plan”), as part of his long-term strategy to diversify and balance his financial portfolio. Mr. Budman’s Rule 10b5-1 Trading Plan provided for the sale of up to 360,000 shares of common stock through March 27, 2026 unless earlier terminated in accordance with its terms. This plan is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).
On May 5, 2025, prior to any trading under the Rule 10b5-1 Trading Plan, Mr. Budman terminated the above mentioned Rule 10b5-1 Trading Plan.
Mr. Budman continues to hold a significant equity interest in the Company and remains deeply committed to the Company’s long-term success.

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
Date: May 7, 2025

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)