Form 10-Q
period 2025-06-30
Backblaze, Inc.
filed 2025-08-07
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2025, 56.5 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,187	$45,776
Marketable securities	18,354	9,139
Accounts receivable, net	3,240	1,831
Prepaid expenses	3,258	3,458
Other current assets	7,414	5,544
Total current assets	64,453	65,748
Property and equipment, net	49,938	42,949
Operating lease right-of-use assets, net	25,873	15,873
Capitalized internal-use software, net	42,183	41,801
Other assets	3,598	2,187
Total assets	$186,045	$168,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$9,164	$9,043
Finance lease liabilities and lease financing obligations, current	15,250	16,327
Operating lease liabilities, current	4,970	4,026
Deferred revenue, current	30,530	30,407
Total current liabilities	59,914	59,803
Finance lease liabilities and lease financing obligations, non-current	19,180	13,142
Operating lease liabilities, non-current	22,197	12,844
Deferred revenue, non-current and other liabilities, non-current	5,112	5,147
Total liabilities	106,403	90,936
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of both June 30, 2025 and December 31, 2024; 56,462,752 and 53,375,770 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	6	5
Class B common stock, $0.0001 par value; 295,986 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024.	—	—
Additional paid-in capital	292,042	273,602
Accumulated deficit	(212,406)	(195,985)
Total stockholders’ equity	79,642	77,622
Total liabilities and stockholders’ equity	$186,045	$168,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$36,298	$31,285	$70,911	$61,253
Cost of revenue	13,257	14,056	28,614	28,213
Gross profit	23,041	17,229	42,297	33,040
Operating expenses:
Research and development	11,878	9,589	23,733	19,335
Sales and marketing	10,172	10,991	19,435	21,013
General and administrative	7,708	6,458	14,766	13,011
Total operating expenses	29,758	27,038	57,934	53,359
Loss from operations	(6,717)	(9,809)	(15,637)	(20,319)
Investment income	500	362	1,033	746
Interest expense	(880)	(901)	(1,733)	(1,822)
Loss before provision for income taxes	(7,097)	(10,348)	(16,337)	(21,395)
Income tax provision	—	—	84	6
Net loss and comprehensive loss	$(7,097)	$(10,348)	$(16,421)	$(21,401)
Net loss per share, basic and diluted	$(0.13)	$(0.25)	$(0.30)	$(0.52)
Weighted average common shares outstanding, basic and diluted	55,627,214	42,151,850	54,835,639	41,188,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2025	54,869,647	$5	$283,072	$(205,309)	$77,768
Net loss	—	—	—	(7,097)	(7,097)
Issuance of common stock upon exercise of stock options	334,363	—	885	—	885
Issuance of common stock under the 2021 Equity Incentive Plan	947,240	1	(362)	—	(361)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	311,502	—	1,388	—	1,388
Stock-based compensation	—	—	7,059	—	7,059
Balance as of June 30, 2025	56,462,752	$6	$292,042	$(212,406)	$79,642

	Three Months Ended June 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2024	41,469,779	$4	$205,957	$(158,507)	$47,454
Net loss	—	—	—	(10,348)	(10,348)
Issuance of common stock upon exercise of stock options	265,347	—	716	—	716
Issuance of common stock related to the 2021 Equity Incentive Plan	764,638	—	—	—	—
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	386,517	—	1,359	—	1,359
Stock-based compensation	—	—	5,917	—	5,917
Balance as of June 30, 2024	42,886,281	$4	$213,949	$(168,855)	$45,098

	Six Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2024	53,375,770	$5	$273,602	$(195,985)	$77,622
Net loss	—	—	—	(16,421)	(16,421)
Issuance of common stock upon exercise of stock options	730,081	—	1,863	—	1,863
Issuance of common stock related to the 2021 Equity Incentive Plan	1,743,828	1	(820)	—	(819)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	311,502	—	1,388	—	1,388
Stock-based compensation	—	—	13,995	—	13,995
Issuance of restricted stock units related to bonus plans	301,571	—	2,014	—	2,014
Balance as of June 30, 2025	56,462,752	$6	$292,042	$(212,406)	$79,642

	Six Months Ended June 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
Net loss	—	—	—	(21,401)	(21,401)
Issuance of common stock upon exercise of stock options	1,694,829	—	4,999	—	4,999
Issuance of common stock related to the 2021 Equity Incentive Plan	1,357,877	—	—	—	—
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	386,517	—	1,359	—	1,359
Issuance of restricted stock units related to bonus plans	296,448	—	3,507	—	3,507
Stock-based compensation	—	—	11,696	—	11,696
Balance as of June 30, 2024	42,886,281	$4	$213,949	$(168,855)	$45,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,421)	$(21,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash lease expense on operating leases	1,964	1,018
Depreciation and amortization	13,238	13,937
Impairment loss on right-of-use assets	59	—
Stock-based compensation	14,663	11,057
Gain on disposal of assets	(248)	(6)
Other	407	31
Changes in operating assets and liabilities:
Accounts receivable	(1,409)	(1,014)
Prepaid expenses	354	87
Other current assets	(1,722)	(146)
Other assets	(827)	(104)
Accounts payable, accrued expenses and other current liabilities	441	(1,019)
Deferred revenue and other liabilities, non-current	88	3,994
Operating lease liabilities	(2,099)	(791)
Net cash provided by operating activities	8,488	5,643
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(28,132)	(24,127)
Maturities of marketable securities	18,884	26,523
Proceeds from disposal of property and equipment	30	184
Purchases of property and equipment	(1,287)	(694)
Capitalized internal-use software costs	(4,184)	(6,828)
Net cash used in investing activities	(14,689)	(4,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(9,277)	(9,711)
Payment of offering costs	(20)	—
Proceeds from debt facility	—	554
Payment of debt issuance costs	(554)	—
Principal payments on insurance premium financing	—	(590)
Proceeds from exercises of stock options	1,894	5,012
Taxes paid for net share settlement of equity awards	(819)	—
Proceeds from ESPP	1,388	1,359
Net cash used in financing activities	(7,388)	(3,376)
Net decrease in cash and cash equivalents and restricted cash	(13,589)	(2,675)
Cash and cash equivalents and restricted cash, at beginning of period	45,776	16,630
Cash and cash equivalents and restricted cash, at end of period	$32,187	$13,955
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$32,187	$9,273
Restricted cash, non-current	—	4,682
Total cash and cash equivalents and restricted cash	$32,187	$13,955
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,694	$1,817
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-based compensation included in capitalized internal-use software	$1,501	$1,965
Accrued bonus settled in restricted stock units	$2,014	$3,507

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 11, 2025 (the “Annual Report”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments necessary for fair presentation. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Reclassifications
To conform to the current period’s presentation, prepaid expenses that were previously included in “prepaid and other current assets” have been reclassified and are now presented as separate line items in the condensed consolidated balance sheet as of December 31, 2024 and the condensed consolidated statement of cash flows for the six months ended June 30, 2024.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to maintain its EGC status through the last day of the fiscal year following November 2026, the fifth anniversary of its IPO, and to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.
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
During the second quarter of 2025, the Company completed a study of the useful lives of its property and equipment. Effective April 1, 2025, the estimated lives of (i) data center equipment, which includes hard drives, and (ii) machinery and equipment, which includes servers and other infrastructure equipment, were extended on a prospective basis from a range of 3 to 5 years to a uniform 6 years. The reassessment was based on historical data and continuous improvements made to the efficiency and durability of the Company’s storage infrastructure.
The change in estimate reduced depreciation expense and increased net income by approximately $2.4 million for both the three and six months ended June 30, 2025, resulting in increases of $0.04 per basic and diluted share for both the three and six months ended June 30, 2025. The Company expects an additional reduction in depreciation expense and increase in net income of approximately $2.8 million for the remainder of 2025.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the condensed consolidated financial statements and therefore does not separately present a statement of comprehensive income in the condensed consolidated financial statements.
Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for each of the three and six months ended June 30, 2025 and 2024 was zero as the Company has incurred continuous operating losses.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and does not expect that they will have a material impact on its condensed consolidated financial statements. Since the OBBB Act was enacted after the Company’s balance sheet date, the Company’s income tax provision and related income tax accounts for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.
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

The following table presents concentrations related to the Company’s cash disbursements, accounts payable transactions, and accounts receivable transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash disbursement concentration
Number of vendors	2	2	2	2
Total cash disbursements represented by vendors listed above	29%	27%	28%	25%

	June 30, 2025	December 31, 2024
Accounts payable concentration
Number of vendors	2	1
Total accounts payable balance represented by vendors listed above	28%	14%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	44%	35%

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

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

B2 Cloud Storage	$19,841	$15,415	$37,889	$30,037
Computer Backup	16,457	15,870	33,022	31,216
Total revenue(1)	$36,298	$31,285	$70,911	$61,253
________________
(1) For the periods presented, Physical Media revenue has been allocated to B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consumption-based arrangements	$19,151	$14,972	$36,564	$29,250
Subscription-based arrangements	17,038	16,177	34,146	31,744
Physical Media (point in time)	109	136	201	259
Total revenue	$36,298	$31,285	$70,911	$61,253
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$25,761	$22,891	$51,142	$44,818
United Kingdom	1,937	1,734	3,689	3,362
Canada	1,617	1,444	3,271	2,842
Other	6,983	5,216	12,809	10,231
Total revenue	$36,298	$31,285	$70,911	$61,253

Earned, Unbilled Revenue

As of June 30, 2025 and December 31, 2024, the Company had $3.6 million and $2.9 million, respectively, of unbilled accounts receivable included within other current assets on the condensed consolidated balance sheets.

Deferred Revenue

The following table presents information regarding the Company’s total deferred revenue (in thousands):

	June 30, 2025	December 31, 2024
Deferred revenue	$35,512	$35,554

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized from deferred balances at the beginning of each respective period	$12,497	$11,255	$21,035	$17,882

Deferred revenue represents the invoiced portion of the Company’s contract liabilities for which the related performance obligations are still outstanding. The Company’s remaining performance obligations (“RPOs”) include deferred revenue as well as future committed revenue under existing customer contracts which exceed one year. As of June 30, 2025, the Company's RPOs were $44.9 million. As of June 30, 2025, the Company expects to recognize approximately 77% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
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

	June 30, 2025	December 31, 2024
Deferred contract costs for marketing affiliates	$541	$542
Deferred contract costs for sales commission	1,538	972

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of deferred contract costs related to marketing affiliates	$129	$282	$424	$563
Amortization of deferred contract costs related to sales commission	111	15	209	15
Note 4. Marketable Securities
Fair Values and Gross Unrealized Gains and Losses on Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value by significant investment category. The Company’s U.S. treasury, corporate debt, and commercial paper investments with original maturities greater than 90 days are classified as held-to-maturity investments, and money market funds, U.S. treasury, corporate debt, and commercial paper investments with original maturities of 90 days or less are classified as cash equivalents on its condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. See additional information on the Company’s investments in Note 5—Fair Value Measurements.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of June 30, 2025	(in thousands)

Cash equivalents
Money market funds	$12,017	$—	$—	$12,017	$12,017
Total cash equivalents	$12,017	$—	$—	$12,017	$12,017

Investments
U.S. treasury securities	$9,408	$—	$—	$9,408	$9,408
Corporate debt securities	8,946	1	—	8,947	8,946
Total investments	$18,354	$1	$—	$18,355	$18,354

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2024	(in thousands)

Investments
Commercial paper	$9,139	$—	$(2)	$9,137	$9,139
Total investments	$9,139	$—	$(2)	$9,137	$9,139
Scheduled Maturities
The amortized cost and fair value of the Company’s U.S. treasury, corporate debt and commercial paper investments as of June 30, 2025 and December 31, 2024, by contractual maturity, are shown below.

As of June 30, 2025	Amortized Cost	Fair Value
	(in thousands)
Within one year	$18,354	$18,355
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$18,354	$18,355

As of December 31, 2024	Amortized Cost	Fair Value
	(in thousands)
Within one year	$9,139	$9,137
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$9,139	$9,137

Aging of Unrealized Losses
There were no securities in an unrealized loss position as of June 30, 2025. For those securities in an unrealized loss position as of December 31, 2024, the length of time the securities were in such a position is presented in the table below.

	Less than 12 Months
As of December 31, 2024	# of Securities	Fair Value	Unrealized Gain / (Losses)
	(dollars in thousands)

Investments
Commercial paper	3	$9,137	$(2)
Total	3	$9,137	$(2)
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

The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of June 30, 2025	Level 1	Level 2	Total

Cash equivalents
Money market funds	$12,017	$—	$12,017

Investments
U.S. treasury securities	$9,408	$—	$9,408
Corporate debt securities	—	8,947	8,947
Total	$21,425	$8,947	$30,372

As of December 31, 2024	Level 1	Level 2	Total

Investments
Commercial paper	$—	$9,137	$9,137
Total	$—	$9,137	$9,137
There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2025 and the year ended December 31, 2024, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2025 or December 31, 2024, respectively.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Data center equipment	$61,858	$54,552
Leased and financed data center equipment	69,221	65,037
Machinery and equipment	18,914	16,872
Computer equipment	2,238	2,239
Leasehold improvements	128	244
Construction-in-progress(1)	75	311
Total property and equipment	152,434	139,255
Less: accumulated depreciation and amortization	(102,496)	(96,306)
Total property and equipment, net	$49,938	$42,949
________________
(1) Construction-in-progress relates to assets that have not yet been placed in service and is primarily comprised of hard drives that are not yet deployed.

For the Company’s equipment under finance leases and lease financing obligations, accumulated depreciation was $27.8 million and $29.3 million as of June 30, 2025 and December 31, 2024, respectively. The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $41.4 million and $35.7 million as of June 30, 2025 and December 31, 2024, respectively.

The Company has long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets in the following geographic areas (in thousands):

	June 30, 2025	December 31, 2024
United States	$65,024	$47,930
Canada	3,041	3,309
The Netherlands	7,746	7,583
Total property and equipment, net and operating lease right-of-use assets	$75,811	$58,822
Note 7. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Developed software	$64,702	$59,435
General and administrative software	144	144
Total capitalized internal-use software	64,846	59,579
Less: accumulated amortization	(22,663)	(17,778)
Total capitalized internal-use software, net	$42,183	$41,801
Amortization expense of capitalized internal-use software for the three and six months ended June 30, 2025 and 2024 is included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$2,433	$1,551	$4,879	$2,975
General and administrative	3	3	5	5
Total amortization expense of capitalized internal-use software	$2,436	$1,554	$4,884	$2,980

As of June 30, 2025, the future amortization of capitalized internal-use software has not materially changed compared to the information provided in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
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

The Company leases its facilities for data center spaces and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored in the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company's leases have original lease periods expiring between 2025 and 2033. The Company had no short-term leases as of June 30, 2025.

The weighted average remaining lease terms and discount rates as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Operating leases	Finance Leases(1)	Operating leases	Finance Leases(1)
Remaining lease term	5.8 years	2.2 years	4.4 years	1.9 years
Discount rate	6.9%	11.9%	7.2%	11.9%
________________
(1) Includes lease financing obligation costs.

The following table presents the components of lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024
Finance lease costs
Depreciation expense(2)	$2,006	$3,159	$4,846	$6,723
Interest expense	778	581	$1,533	$1,174
Lease financing obligation costs
Depreciation expense(2)	$233	$667	$842	$1,334
Interest expense	74	183	$172	$395

Operating lease costs
Rental expense related to lease components	$1,283	$665	$2,469	$1,356
Rental expense related to non-lease components(3)	1,126	1,249	2,226	2,541
Variable lease costs	1,225	912	2,317	1,912
Total operating lease costs	$3,634	$2,826	$7,012	$5,809
Total included in cost of revenue	$3,359	$2,541	$6,545	$5,229
Total included in general and administrative expense	$275	$285	467	$580
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
(3) Non-lease components are related to non-tangible utilities and services used in the Company’s co-location data center spaces, which are not recorded on the Company’s condensed consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these co-location lease agreements, such as, the price of utilities as compared to its tangible data center footprint within each co-location facility.

The following table presents supplemental cash flow information relating to the Company’s leases (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$1,694	$1,569
Cash paid for operating lease liabilities	2,623	1,328
Non-cash items
Equipment acquired through finance leases	$14,064	$5,989
Right-of-use assets obtained in exchange for operating lease obligations	12,023	—

The future minimum commitments for finance leases and lease financing obligations as of June 30, 2025 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2025	$9,189	$1,497	$10,686
2026	14,632	—	14,632
2027	10,375	—	10,375
2028	2,637	—	2,637
2029	933	—	933
Total future minimum lease and financing commitments	37,766	1,497	39,263
Less imputed interest	(4,786)	(47)	(4,833)
Total finance lease and lease financing obligation liabilities	$32,980	$1,450	$34,430

As of June 30, 2025, the Company's future minimum obligations for operating leases and non-cancellable contractual commitments related to non-lease components were as follows (in thousands):

Year Ending December 31,	Operating leases	Non-lease components	Total
Remainder of 2025	$3,218	$2,225	$5,443
2026	6,341	3,993	10,334
2027	5,442	2,974	8,416
2028	5,264	2,978	8,242
2029	4,161	2,529	6,690
Thereafter	8,687	1,460	10,147
Total future minimum operating lease commitments	33,113	16,159	49,272
Less imputed interest	(5,946)
Total liability	$27,167
In June 2025, the Company amended an existing lease for a data center facility to (i) extend the non-cancellable term of the original lease and (ii) expand into additional infrastructure designed to support multiple-storage offerings. This expansion is expected to commence in the second quarter of 2026 and includes a non-cancellable lease term of approximately seven years. The original lease term was also extended to align with this period.
The multi-storage data center space is considered a separate asset class from the original co-location infrastructure due to its differentiated architectural characteristics, service delivery model, and operational risk profile. The lease and non-lease components of this new asset class are combined in accordance with the Company’s established lease accounting policy. The Company’s current asset classes of operating lease agreements include rentals of (i) office space, (ii) multi-storage data center spaces, and (iii) co-location data center spaces. The Company refers to multi-storage data center spaces and co-location data center spaces collectively as “data center spaces”.

The Company accounted for the lease amendment as a modification under ASC 842. The amendment consists of two components: (i) an extension of the original lease term, which was remeasured as of the modification date, and (ii) a lease for additional, distinct space, which will be accounted for as a separate lease component and measured at its commencement date in the second quarter of 2026. The Company applied an incremental borrowing rate (“IBR”) of 6.8% to remeasure the lease liability. The IBR was estimated based on current market rates for secured borrowings with similar terms and adjusted for the Company’s credit profile. The lease amendment increased total undiscounted minimum lease payments by approximately $34.5 million, of which $17.5 million relates to the expanded space.
Note 9. Commitments and Contingencies
Contractual Commitments
The Company has non-cancellable commitments related mainly to service agreements used to facilitate the Company’s operations. As of June 30, 2025, the Company had $1.2 million, $2.7 million, $1.9 million, and $0.7 million payable for these commitments during the remainder of the year ending December 31, 2025 and the years ending December 31, 2026, 2027, and 2028 respectively.

During the six months ended June 30, 2024, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of December 31, 2024, the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan for both the three months ended June 30, 2025 and 2024 and $1.0 million for both the six months ended June 30, 2025 and 2024, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. Where appropriate, the Company has established accruals for matters that are both probable and reasonably estimable. We also generally maintain insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. Based on information currently available, management does not expect the resolution of these matters, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Nonetheless, the outcome of litigation is inherently uncertain, and unforeseen developments could result in an adverse impact on the Company, including defense and settlement costs, diversion of management resources, and other factors.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. These agreements may require the Company to indemnify and defend the indemnified party against third-party claims arising from the Company’s activities or from any breaches of representations or warranties made by the Company. It is not possible to reasonably estimate the maximum potential amount under these indemnification agreements due to the unique facts and circumstances of each arrangement. To date, the Company has not incurred any material costs or losses in connection with such indemnification obligations. As a result, the Company has not recorded any liabilities related to these obligations in its condensed consolidated financial statements as of the periods presented.
Note 10. Debt
Revolving Credit Facility
On June 4, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), establishing a senior secured revolving credit facility with a total capacity of $20.0 million (the “Revolving Credit Facility”) to be used for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. The Credit Agreement is scheduled to mature on June 4, 2027, at which point all obligations become due. The Credit Agreement includes an option that allows the

Company to extend the maturity date by one year, subject to certain conditions. We incurred $0.6 million of deferred financing costs in connection with the establishment of the Revolving Credit Facility, which is included in other assets and will be amortized on a straight-line basis over the two-year term of the facility.
The Revolving Credit Facility is secured by a first-priority lien on substantially all assets of the Company and its consolidated subsidiaries, each of which also guarantees the obligations under the facility. Borrowings under the facility bear interest at a variable rate, at the Company’s discretion, equal to either (a) the average Secured Overnight Financing Rate plus 3.25% or (b) a base rate, as defined in the Credit Agreement, plus 2.25%. Additionally, the Credit Agreement requires the payment of a commitment fee of 0.35% on the unused portion of the Revolving Credit Facility and a letter of credit availability fee of 0.125% on outstanding letters of credit.

As of June 30, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility nor outstanding letters of credit. As of June 30, 2025, $20.0 million was available for borrowing under the Revolving Credit Facility.
Debt Covenants under the Credit Agreement
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, and engage in other specified transactions. In August 2025, in connection with the establishment of a new share repurchase program (see Note 16 for further information), the Company amended the Credit Agreement to permit share repurchases of up to $10.0 million, thereby excluding such repurchases from the covenant restrictions. The Credit Agreement also requires the Company to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which the Company retains control and considers as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-specified non-recurring charges. As of June 30, 2025, the Company was in compliance with the covenants under the Credit Agreement. Failure to comply with these covenants could have a material adverse effect on the Company’s financial condition and liquidity.

RCA Debt Facility
On December 10, 2024, the Company voluntarily terminated its revolving credit agreement (as amended, the “RCA”) with City National Bank.

As of June 30, 2024, the interest rate associated with the outstanding balance under the RCA was 8.1% per annum. Total interest expense and amortization of debt issuance costs related to the RCA was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

Note 11. Stockholders’ Equity
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2025	December 31, 2024
2011 Equity Incentive Plan
Options outstanding	4,391,807	5,264,351
2021 Equity Incentive Plan
Options outstanding	1,085,295	1,114,620
Restricted stock units outstanding	5,599,625	4,351,393
Shares available for future grants	6,480,639	6,933,867
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,721,779	965,766
2024 Inducement Plan
Restricted stock units outstanding	412,740	412,740
Shares available for future grants	2,000	2,000
Total	19,693,885	19,044,737
,
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

On August 2, 2024, the Company adopted the 2024 New Employee Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company reserved 414,740 shares of its Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company.

Restricted Stock Units
RSUs granted under the 2021 Plan generally vest based on continued service up to a four-year period for employees and over a one-year period for non-employee directors.

RSU activity for the six months ended June 30, 2025 was as follows:

	RSUs	Weighted-average grant date fair value per unit
RSUs unvested as of December 31, 2024	4,764,133	$6.18
Granted	3,392,170	6.81
Vested	(1,873,193)	6.10
Forfeited	(270,745)	6.28
RSUs unvested as of June 30, 2025	6,012,365	$6.56
As of June 30, 2025, total unrecognized compensation cost related to RSUs was $36.1 million, which will be recognized over a weighted-average period of 2.3 years.
Bonus Plan
In January 2025, the Compensation Committee approved a new bonus structure (the “2025 Bonus Plan”) for its employees. The 2025 Bonus Plan is contingent upon the achievement of annual corporate performance targets. In each respective calendar year, the Company accrues for the 2025 Bonus Plan. The Compensation Committee assesses the actual performance against these targets to determine the payout amount which is disbursed in the following year. Payouts include both cash and RSU components, which are accounted for under Accounting Standards Codification (“ASC”) 710, Compensation-General and ASC 718, Compensation-Stock Compensation, respectively. The RSUs will be issued under the 2021 Plan and are subject to performance and service condition vesting requirements, beginning from the grant date to the payout date, with the number of RSUs calculated in accordance with the established payout amount. Participants must remain employed with the Company through the date of payout to maintain eligibility under the 2025 Bonus Plan.
During March 2022, the Compensation Committee approved the Bonus Plan (as defined in Note 14 to Notes to Consolidated Financial Statements in the Annual Report) for its employees. In January 2025, the Compensation Committee approved the issuance of 301,571 RSUs that vested based on actual performance against the targets set in the Bonus Plan for the year ended December 31, 2024.
Pursuant to the bonus plans, the Company recognized $1.0 million and $0.5 million in stock-based compensation during the three months ended June 30, 2025 and 2024, respectively, of which the Company capitalized $0.1 million in each period for the development of internal-use software. The Company recognized $2.1 million and $1.3 million in stock-based compensation during the six months ended June 30, 2025 and 2024, respectively, of which the Company capitalized $0.2 million in each period for the development of internal-use software.

Stock Options

Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	6,378,753	$7.28
Options granted	—	$—
Options exercised	(730,081)	$2.55
Options canceled	(171,570)	$6.78
Balance as of June 30, 2025	5,477,102	$7.93	4.62	$7,395
Vested and exercisable as of June 30, 2025	5,381,651	$7.73	4.59	$7,395
The intrinsic value of options exercised for the six months ended June 30, 2025 and 2024 was $2.3 million and $11.1 million, respectively. As of June 30, 2025, total unrecognized compensation cost related to stock options was $0.8 million, which will be recognized over a weighted-average period of 0.3 years.
ESPP

The Company recorded stock-based compensation under the 2021 ESPP plan of $0.5 million for both the three months ended June 30, 2025 and 2024, of which the Company capitalized $0.1 million for both periods for the development of internal-use software. The Company recorded stock-based compensation under the 2021 ESPP plan of $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, of which the Company capitalized $0.2 million and $0.3 million, respectively, for the development of internal-use software.

As of June 30, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $3.3 million and is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the ESPP during the three and six months ended June 30, 2025 and 2024. There were no ESPP offerings or modification events requiring an estimation of fair value during the three months ended March 31, 2025 and 2024.

Six Months Ended June 30,
	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	60.92% - 70.28%	48% - 56%
Risk-free interest rate	3.97% - 4.32%	4.82% - 5.43%
Expected dividend yield	—%	—%

Total Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$432	$354	$852	$740
Research and development	3,272	2,250	6,739	4,358
Sales and marketing	1,881	1,762	3,678	3,584
General and administrative	1,719	1,162	3,394	2,375
Total stock-based compensation expense	$7,304	$5,528	$14,663	$11,057

During the three and six months ended June 30, 2025, the Company capitalized $0.8 million and $1.5 million, respectively, of stock-based compensation for the development of internal-use software. During the three and six months ended June 30, 2024, the Company capitalized $0.9 million and $2.0 million, respectively.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(7,097)	$(10,348)	$(16,421)	(21,401)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	55,627,214	42,151,850	54,835,639	41,188,544
Net loss per share attributable to common stockholders – basic and diluted	$(0.13)	$(0.25)	$(0.30)	$(0.52)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
RSUs	4,745,716	2,359,300	3,523,498	2,598,451
Stock options	4,007,209	5,300,069	3,983,888	5,750,876
Shares issuable pursuant to the ESPP	1,249,684	686,316	1,344,639	761,556
Bonus Plan	—	112,744	94,970	144,453
________________
(1) Historically, the Company computed potentially dilutive securities excluded from the calculation of diluted net loss per share as of the end of each reporting period. The Company now presents these excluded shares as the weighted average number of potentially dilutive securities outstanding during the respective periods. Accordingly, the three and six months ended June 30, 2024, have been updated to conform to the current presentation.

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

The 2024 Restructuring Plan resulted in total restructuring charges of $4.9 million, which were recognized in the fourth quarter of 2024, primarily consisting of employee severance and benefits of $3.9 million, impairment charges of

$0.9 million on its operating right-of-use assets related to the lease of the Company’s corporate headquarters, and professional fees of $0.1 million. In the second quarter of 2025, the Company recorded a $0.1 million credit to the estimated severance and benefits costs and an incremental impairment charge of $0.1 million related to the execution of the sublease of the Company’s corporate headquarters.

The following table presents a summary of the liabilities related to the 2024 Restructuring Plan that are included within accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets (in thousands):

Balance as of December 31, 2024	$355
Cash payments during the period	(230)
Other adjustments	(125)
Balance as of June 30, 2025	$—
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

Measure of Segment Profit or Loss

The key measure of segment profit or loss utilized by the CODM to assess the performance of and allocate resources to the Company’s operating segment is consolidated net income (loss). Net income (loss) is used in monitoring budget versus actual results and is presented on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The CODM reviews cost of revenue, research and development, sales and marketing, and general and administrative expenses exclusive of depreciation, amortization, and stock-based compensation, which are reviewed separately. The segment information for the three and six months ended June 30, 2025 and 2024 is presented below in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$36,298	$31,285	$70,911	$61,253
Adjusted cost of revenue(1)	7,441	6,823	14,734	13,820
Adjusted research and development(1)	8,565	7,272	16,895	14,846
Adjusted sales and marketing(1)	8,261	9,179	15,687	17,332
Adjusted general and administrative(1)	5,493	5,268	10,705	10,599
Depreciation	3,102	5,509	8,353	10,957
Amortization	2,372	1,516	4,885	2,980
Stock-based compensation	7,304	5,528	14,663	11,057
Other segment items(2)	857	538	1,410	1,063
Net loss and comprehensive loss	$(7,097)	$(10,348)	$(16,421)	$(21,401)
________________
(1) Cost of revenue and operating expenses have been adjusted to exclude depreciation, amortization and stock-based compensation, which are disaggregated in their presentation to the CODM.
(2) Other segment items include investment income, interest expense, foreign exchange loss (gain), and income tax provision.

Note 16. Subsequent Events
In August 2025, the Company announced a share repurchase program to purchase up to $10.0 million of shares of its common stock through August 1, 2026, as approved by the Company’s board of directors. The program is intended to reduce the dilutive impact of stock-based compensation and will be funded through the cash proceeds from stock options exercised by employees and employee purchases under the 2021 ESPP, which is intended to be cash neutral to the Company.

Repurchases may be made from time to time in open market transactions, privately negotiated transactions, or by other means, including automatic purchase plans pursuant to Rule 10b5-1, in accordance with applicable securities laws. The timing, number of shares repurchased, and prices paid for the shares under this program will be generally determined by management based on its evaluation of general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations.

The share repurchase program may be suspended, modified, or discontinued at any time and does not obligate the Company to acquire any amount of common stock.

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
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers with cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy-to-use, cost-effective, performant cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Customers use us to support their artificial intelligence (“AI”) workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and information technology (“IT”) needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers, and our direct sales activities have historically supported us in acquiring larger customers. As we seek to move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of these customers. Our customers use our Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 5 billion gigabytes of data storage under management.
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
We focus on specialized storage and an open cloud ecosystem that integrates smoothly with a broad range of partners. Ongoing investment in our technology platform and related features has driven customer, community, and product milestones. Starting in the second half of 2024, we initiated a go-to-market transformation that is actively moving the company up-market, which has been evidenced by the signing of multiple deals with total contract values over $1.0 million each and an acceleration of revenue growth for B2 Cloud Storage to 29% year-over-year.
To support our up-market expansion and evolving customer needs, we recently launched B2 Overdrive, our premium-priced, ultra high-throughput performance cloud storage solution, designed to meet the demands of data-intensive workloads including AI and machine-learning training, large-scale analytics, high-performance computing, and media processing. We also introduced a suite of enterprise cyber security features including AI-powered anomaly alerts, mandatory multifactor authentication, bucket access logging, and Enterprise Web Console which streamlines roles-based administrative control in complex environments to help with cybersecurity and account management. These launches expand our addressable market among enterprise and AI-driven customers and lay the groundwork for further innovation to drive differentiated value for these customers.

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
Scale Self Service Customer Acquisition
Our business depends, in part, on our ability to add new customers. We believe there is a significant opportunity to further grow our customer base by continuing to invest in marketing initiatives. We will continue investing in our customer acquisition activities, which are driven predominantly by our blog content, our case studies, social sharing, earned media, and our self-serve sign up model. We also will continue investing in optimizing the conversion rate of visitors to customers. We have refined our acquisition mix to prioritize high-value customers and reduce reliance on promotional or lower-margin license types. We intend to leverage this model as an efficient approach to attract new customers, turning them into brand advocates, partners, and more referrals.

Expansion Within Existing Customers
Our future success will depend in part on our ability to increase usage and adoption of our solutions with existing customers. We intend to increase revenue from existing customer relationships through the development of additional features and use cases, expanding our Customer Success initiatives, and natural customer data growth. We have developed add-on services, such as Enterprise Control and multi-region selection, which customers pay for on top of existing offerings. Examples of expanding use cases include utilizing Backblaze for additional purposes such as media storage, hybrid cloud support, analytics repositories, and others. We also plan to grow our Customer Success initiatives to ensure customers avail themselves of the full benefits of our platform, thus resulting in increased adoption. As these customers continue to generate, store, and use data, the utilization of our platform increases, creating natural opportunities for revenue expansion.
Continued Platform Investment and New Product Launches
We are committed to continued investment in capital and research and development activities to meet the performance requirements of modern enterprise and AI workloads. In April 2025, we launched B2 Overdrive, a premium priced high-performance cloud storage solution for data-intensive workloads such as AI and machine-learning training, high-performance computing, large-scale analytics, and media processing. In May 2025, we released the Enterprise Web Console for B2 Cloud Storage, which streamlines role-based administration in complex enterprise environments. These launches build on our up-market go-to-market transformation and are expected to broaden our addressable market, deepen cross-sell and upsell potential, and position us to capture incremental growth in enterprise and AI-driven customers. To support these new offerings and our up-market strategy, we expect capital expenditures to increase in the coming quarters.
International Expansion

While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 29% and 28% of our total revenue originating outside of the United States for the three and six months ended June 30, 2025, respectively. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment. In January 2025, for example, we collaborated with a leading hybrid cloud solutions provider in Canada to extend our market reach in this region. This collaboration led to the launch of a new data center region in Canada in January 2025.

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

	June 30,
	2025	2024
B2 Cloud Storage
Net revenue retention rate	112%	126%
Gross customer retention rate	89%	89%
Annual recurring revenue (in millions)	$80.7	$62.8

Computer Backup
Net revenue retention rate	106%	105%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$65.2	$63.5

Total Company
Net revenue retention rate	109%	114%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$145.9	$126.3

Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. Our continued focus on our customers is driving significant revenue retention, as evidenced by our overall net revenue retention rates (“NRRs”) of 109% and 114% as of June 30, 2025 and June 30, 2024, respectively. The enhancement of our B2 Cloud Storage offerings is a key contributor to this success, resulting in NRRs of 112% and 126% for the same periods. The decrease in the NRR for B2 is largely driven by the lapped impact of the October 2023 price increase, which we announced during the third quarter of 2023, and resulted in pricing increases across our Computer Backup and B2 Cloud Storage products.

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

Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We have maintained gross customer retention rates of approximately 90% across our revenue products as of both June 30, 2025 and June 30, 2024. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next. To calculate our gross customer retention rate, we take the trailing four-quarter average of our quarterly gross customer retention rates. We calculate the quarterly gross customer retention rates by dividing (i) the number of accounts that generated revenue in the last month of the current quarter that also generated recurring revenue during the last month of the corresponding quarter in the prior year, by (ii) the number of accounts that generated recurring revenue during the last month of the corresponding quarter in the prior year.

Annual Recurring Revenue
We define ARR as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements, which represent greater than 98% of our total revenue for the periods presented (and excludes Physical Media revenue), for the last month of a period by 12. Our annual recurring revenue for each of B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall ARR based on the revenue from our B2 Cloud Storage and Computer Backup solutions, respectively. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally consumption-based and paid for by customers in arrears, we recognize revenue in the month these storage services are delivered and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 112% as of June 30, 2025. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements included in our Annual Report for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $17.9 million for B2 Cloud Storage and $1.7 million for Computer Backup as of June 30, 2025 compared to June 30, 2024, representing 29% and 3% growth, respectively. While growth in Computer Backup ARR has declined, the offering continues to serve as a stable source of recurring revenue, supported by multi-year subscription commitments and increased demand from business environments.
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

Cost of Revenue and Gross Margin
Cost of revenue consists of our expenses in providing our platform and cloud services to our customers. These expenses include operating our multi-storage data centers and our co-location data center spaces (collectively, “data center spaces”), network and bandwidth costs, and depreciation of our equipment and finance leased equipment in data center spaces. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
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
As discussed above, during the second quarter of 2025, we completed a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This update resulted in a reduction in depreciation expense of approximately $2.4 million for the three months ended June 30, 2025 and is anticipated to result in further reduction of approximately $2.8 million for the remainder of the year.
Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We expect that our operating expenses, excluding depreciation, amortization and stock-based compensation expenses, to remain relatively flat in 2025 compared to the prior year, as efficiencies from our restructuring activities in 2024 offset increased investments in research and development and other growth-related costs; however, some of our sales and marketing expenses may increase as we continue to ramp up our hiring and external marketing spend over time in absolute dollars as we grow our business.
Research and Development
Research and development expenses consist primarily of our investment in personnel costs, costs related to infrastructure engineering, and an allocation of certain facility and IT-related expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We expect our investment in research and development to increase in absolute dollars for the foreseeable future as we continue to focus our research and development investments on adding new features to our platform, further enhancing our cloud service offerings, and increasing the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of total revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses include the cost of personnel focused on developing and executing selling and marketing activities. Sales and marketing expenses also include investments related to advertising, marketing, our brand awareness activities, sales commissions paid to our employees, and an allocation of our general overhead expenses.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. While we expect general and administrative expenses to increase as the business scales, we anticipate that these costs will decline as a percentage of revenue over time, as incremental investments are concentrated in research and development and cost of revenue functions that more directly support business growth.

Investment Income
Investment income consists primarily of interest earned on our cash balances and investments.
Interest Expense
Interest expense consists primarily of interest related to our finance lease agreements, interest on the outstanding balance of our debt facility, and the amortization of debt issuance costs.
Income Tax Provision
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that our deferred tax assets will not be realized.

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Revenue	$36,298	100%	$31,285	100%	$70,911	100%	$61,253	100%
Cost of revenue(1)	13,257	37%	14,056	45%	28,614	40%	28,213	46%
Gross profit	23,041	63%	17,229	55%	42,297	60%	33,040	54%
Operating expenses:
Research and development(1)	11,878	33%	9,589	31%	23,733	33%	19,335	32%
Sales and marketing(1)	10,172	28%	10,991	35%	19,435	27%	21,013	34%
General and administrative(1)	7,708	21%	6,458	21%	14,766	21%	13,011	21%
Total operating expenses	29,758	82%	27,038	86%	57,934	82%	53,359	87%
Loss from operations	(6,717)	(19)%	(9,809)	(31)%	(15,637)	(22)%	(20,319)	(33)%
Investment income	500	1%	362	1%	1,033	1%	746	1%
Interest expense	(880)	(2)%	(901)	(3)%	(1,733)	(2)%	(1,822)	(3)%
Loss before provision for income taxes	(7,097)	(20)%	(10,348)	(33)%	(16,337)	(23)%	(21,395)	(35)%
Income tax provision	—	—%	—	—%	84	—%	6	—%
Net loss and comprehensive loss	$(7,097)	(20)%	$(10,348)	(33)%	$(16,421)	(23)%	$(21,401)	(35)%
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$432	$354	$852	$740
Research and development	3,272	2,250	6,739	4,358
Sales and marketing	1,881	1,762	3,678	3,584
General and administrative	1,719	1,162	3,394	2,375
Total stock-based compensation expense	$7,304	$5,528	$14,663	$11,057

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
B2 Cloud Storage revenue	$19,841	$15,415	$4,426	29%	$37,889	$30,037	$7,852	26%
Computer Backup revenue	16,457	15,870	587	4%	33,022	31,216	1,806	6%
Total revenue(1)	$36,298	$31,285	$5,013	16%	$70,911	$61,253	$9,658	16%
________________
(1) For the periods presented, Physical Media revenue has been allocated to B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

Total revenue increased by $5.0 million, or 16%, for the three months ended June 30, 2025 compared to the same period in 2024.
Primary factors influencing the $4.4 million increase in B2 Cloud Storage revenue include the following:
•a $1.9 million increase driven by higher storage usage as a result of upselling and organic data growth by existing customers; and
•a $2.5 million increase in sales to new customers.
Primary factors influencing the $0.6 million increase in Computer Backup revenue include the following:
•a $1.3 million increase due to price increases that went into effect in October 2023; partially offset by a $0.9 million decrease from a decline in license counts.

Total revenue increased by $9.7 million, or 16%, for the six months ended June 30, 2025 compared to the same period in 2024.
Primary factors influencing the $7.9 million increase in B2 Cloud Storage revenue include the following:
•a $3.7 million increase related to higher storage usage as a result of upselling and organic growth by existing customers; and
•a $4.2 million increase in sales to new customers.
Primary factors influencing the $1.8 million increase in Computer Backup revenue include the following:
•a $3.2 million increase due to price increases that went into effect in October 2023; and
•a $1.7 million decrease from a decline in license count.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(in thousands)
Cost of revenue	$13,257	$14,056	$(799)	(6)%	$28,614	$28,213	$401	1%
Gross margin	63%	55%			60%	54%
Cost of Revenue
Primary factors influencing the $0.8 million, or 6%, decrease in cost of revenue for the three months ended June 30, 2025 compared to the same period in 2024 include the following:
•a $2.4 million decrease in depreciation expense due the extension of the useful life of our infrastructure equipment;
•a $0.9 million increase in amortization expense related to capitalized investments in platform enhancements and new software features; and
•a $0.7 million increase related to managing and operating our data center spaces.
Primary factors influencing the $0.4 million, or 1%, increase in cost of revenue for the six months ended June 30, 2025 compared to the same period in 2024 include the following:
•a $1.9 million increase in amortization expense related to capitalized investments in platform enhancements and new software features;
•a $1.0 million increase related to managing and operating our data center spaces; and
•a $2.4 million decrease in depreciation expense due the extension of the useful life of our infrastructure equipment;

Gross Margin
Gross margin was 63% and 60% for the three and six months ended June 30, 2025, respectively, compared to 55% and 54% for the same period in 2024, respectively. The growth in our gross margin for both periods is primarily driven by the decrease in depreciation expense due the extension of the useful life of our infrastructure equipment, effective April 1, 2025, which contributed 7% and 3% for the three and six months ended June 30, 2025, as well as improved benefits of scale relative to the cost of personnel to support our cost of sales, and partially offset by increases related to the expansion of our data center spaces.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$11,878	$9,589	$2,289	24%	$23,733	$19,335	$4,398	23%
Sales and marketing	$10,172	$10,991	$(819)	(7)%	$19,435	$21,013	$(1,578)	(8)%
General and administrative	$7,708	$6,458	$1,250	19%	$14,766	$13,011	$1,755	13%

Primary factors influencing the change in operating expenses for the three months ended June 30, 2025 compared to the same period in 2024 include the following:

Research and Development
•an increase of $1.3 million related to personnel-related expenses, net of capitalization for internal-use software, to support our storage cloud features and offerings; and
•an increase of $1.0 million in stock-based compensation expense related to the timing of award grants.

Sales and Marketing
•a decrease of $0.6 million due to compensation expense related to a reduction in headcount; and
•a decrease of $0.4 million due to advertising and other sales and marketing expenses due to enhanced efficiency and customer segment targeting through more focused and effective sales and marketing efforts.
General and Administrative
•an increase of $0.6 million in stock-based compensation expense related to the timing of award grants; and
•an increase of $0.5 million related to foreign exchange expense related to leases denominated in foreign currencies.
Primary factors influencing the change in operating expenses for the six months ended June 30, 2025 compared to the same period in 2024 include the following:
Research and Development
•an increases of $2.4 million in stock-based compensation expense related to the timing of award grants; and
•an increase of $2.2 million related to personnel-related expenses, net of capitalization for internal-use software, to support our storage cloud features and offerings.
Sales and Marketing
•a decrease of $1.0 million due to compensation expense related to a reduction in headcount; and
•a decrease of $0.7 million due to advertising and other sales and marketing expenses due to enhanced efficiency and customer segment targeting through more focused and effective sales and marketing efforts.
General and Administrative
•an increase of $1.0 million in stock-based compensation expense related to the timing of award grants; and
•an increase of $0.6 million related to foreign exchange expense related to leases denominated in foreign currencies.

Investment Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Investment income	$500	$362	$138	38%	$1,033	$746	$287	38%

Investment income increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to the investment of additional cash raised in the November 2024 offering.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(880)	$(901)	$21	2%	$(1,733)	$(1,822)	$89	5%
Interest expense remained relatively flat for the three and six months ended June 30, 2025 compared to the same periods in 2024.
Income Tax Provision
Our provision for income taxes was immaterial for the three and six months ended June 30, 2025 and 2024.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with non-GAAP financial measures including adjusted gross profit (and margin), adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA margin, adjusted free cash flow, and adjusted free cash flow margin, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
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

The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Gross profit	$23,041	$17,229	$42,297	$33,040
Adjustments:
Stock-based compensation	432	354	852	740
Depreciation and amortization	5,384	6,879	13,028	13,653
Workforce reduction and related severance charges	(13)	—	(13)	—
Adjusted gross profit	$28,844	$24,462	$56,164	$47,433
Gross margin	63%	55%	60%	54%
Adjusted gross margin	79%	78%	79%	77%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net loss and comprehensive loss	$(7,097)	$(10,348)	$(16,421)	$(21,401)
Adjustments:
Depreciation and amortization	5,474	7,025	13,238	13,937
Stock-based compensation	7,304	5,528	14,663	11,057
Interest expense and investment income, net	380	539	700	1,076
Income tax provision	—	—	84	6
Foreign exchange loss (gain)(1)	477	(1)	626	(19)
Litigation settlement costs	138	—	138	—
Restructuring charges	(66)	—	(66)	—
Adjusted EBITDA	$6,610	$2,743	$12,962	$4,656
Adjusted EBITDA Margin	18%	9%	18%	8%
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

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	8,488	$5,643
Capital expenditures(1)	(5,471)	(7,522)
Principal payments on finance leases and lease financing obligations	(9,277)	(9,711)
Litigation settlement costs	12	—
Payment of workforce reduction and related severance charges	230	—
Adjusted Free Cash Flow	$(6,018)	$(11,590)
Adjusted Free Cash Flow Margin	(8)%	(19)%
________________
(1) Capital expenditures are defined as cash used for purchases of property and equipment and capitalized internal-use software costs.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through payments received from our customers and, in later periods, from the net proceeds from our public offerings. As of June 30, 2025 and December 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities of $50.5 million and $54.9 million, respectively.
We believe that our existing cash, cash equivalents, and marketable securities, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our credit facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data center spaces, the price at which we are able to purchase or lease infrastructure equipment, the impact of inflation on interest rates, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. To support our up-market transformation, we expect to increase our capital expenditures, continue leveraging finance lease agreements for infrastructure investments and, when strategic opportunities arise, we may supplement our revolving credit facility with additional equity or debt funding to accelerate enterprise-focused growth. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
We maintain cash deposits in the United States, in Federal Deposit Insurance Corporation insured banks. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation.
Debt
On June 4, 2025, we entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), establishing a senior secured revolving credit facility with a total capacity of $20.0 million (the “Revolving Credit Facility”) to be used for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. The Credit Agreement is scheduled to mature on June 4, 2027, at which point all obligations become due. The Credit Agreement includes an option that allows us to extend the maturity date by one year, subject to certain conditions.
Borrowings under the facility bear interest at a variable rate, at our discretion, equal to either (a) the average Secured Overnight Financing Rate plus 3.25% or (b) a base rate, as defined in the Credit Agreement, plus 2.25%. Additionally, the Credit Agreement requires the payment of a commitment fee of 0.35% on the unused portion of the Revolving Credit Facility, and a letter of credit availability fee of 0.125% on outstanding letters of credit.

Our ability to pay interest on or to refinance our indebtedness depends on our future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond our control. There can be no assurance that we will generate sufficient cash flow from our operations or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness or to make necessary capital expenditures.

As of June 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility nor outstanding letters of credit. As of June 30, 2025, $20.0 million was available for borrowing under the Revolving Credit Facility.
Debt Covenants under the Credit Agreement
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, and engage in other specified transactions. In August 2025, in connection with the establishment of a new share repurchase program (see Note 16 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we amended the Credit Agreement to permit share repurchases of up to $10.0 million, thereby excluding such repurchases from the covenant restrictions. The Credit Agreement also requires us to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which we retain control and consider as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.

The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-specified non-recurring charges. As of June 30, 2025, we were in compliance with the covenants under the Credit Agreement. Failure to comply with these covenants could have a material adverse effect on the Company’s financial condition and liquidity.
Commitments
Finance Leases
We generally enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. We also generally enter into leases for our facilities for data center spaces and office space under non-cancelable operating leases with various expiration dates. See Note 8 to our condensed consolidated financial statements in this
Quarterly Report on Form 10-Q for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 11.9% as of June 30, 2025.
Operating Leases
We lease our facilities for data center spaces and office space under non-cancelable operating leases with various expiration dates. The weighted average discount rate for operating leases was 6.9% as of June 30, 2025.
In June 2025, we amended an existing lease for a data center facility to (i) extend the non-cancellable term of the original lease and (ii) expand into additional infrastructure designed to support multiple-storage offerings. This expansion is expected to commence in the second quarter of 2026 and includes a non-cancellable lease term of approximately seven years. The original lease term was also extended to align with this period.

See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our operating leases.
Purchase Commitments
In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of June 30, 2025, the Company had $1.2 million, $2.7 million, $1.9 million, and $0.7 million payable for these commitments during the remainder of the year ending December 31, 2025 and the years ending December 31, 2026, 2027, and 2028, respectively.
Share Repurchase Program
In August 2025, we announced a new share repurchase program to purchase up to $10 million of shares of our common stock through August 1, 2026, as approved by our board of directors. The program is intended to reduce the dilutive impact of stock-based compensation and will be generally funded through the cash proceeds from exercised stock options and the 2021 ESPP, which will be cash neutral overall.

Repurchases may be made from time to time in open market transactions, pursuant to Rule 10b5-1 trading plans, or through other means, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations.

The share repurchase program may be suspended, modified, or discontinued at any time and does not obligate the Company to acquire any amount of common stock.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands, unaudited)
Net cash provided by operating activities	$8,488	$5,643
Net cash used in investing activities	$(14,689)	$(4,942)
Net cash used in financing activities	$(7,388)	$(3,376)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
For the six months ended June 30, 2025, cash provided by operating activities was $8.5 million, which resulted from a net loss of $16.4 million, adjusted for non-cash charges of $30.1 million and net cash outflow of $5.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.7 million for stock-based compensation expense, $13.2 million for depreciation and amortization expense, and noncash lease expense on operating leases of $2.0 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of cash outflows related to a decrease of $2.1 million in operating lease liabilities, related to the timing of payments, as well as increases of $1.7 million and $1.4 million in other current assets and accounts receivable, respectively, each related to the timing of collections.
Cash provided by operations increased for the six months ended June 30, 2025, as compared to the same period in 2024 primarily driven by our strategy to secure larger contracts and the cost savings achieved through recent restructuring efforts, partially offset by increased investment in research and development to support business growth.
For the six months ended June 30, 2024, cash provided by operating activities was $5.6 million, which resulted from a net loss of $21.4 million, adjusted for non-cash charges of $26.0 million and net cash inflow of $1.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $13.9 million for depreciation and amortization expense and $11.1 million for stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $4.0 million increase of deferred revenue, which increased due to our growing sales and timing of collections from our customers, offset in part by a $1.0 million increase in accounts receivable, a $0.8 million decrease of operating lease liabilities, a $1.0 million decrease in accounts payable, accrued expenses and other current liabilities, which decreased primarily due to our accrued compensation and due to timing of payment of our expenses. Cash provided by operations increased for the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to our growing customer base, increased storage from existing customers and the price increase that began to take effect in October 2023, partially offset by increased expenditures related to managing and operating our data center spaces, and increased spending in support of our expanded research and development and sales and marketing spending to support business growth.
Investing Activities
Cash used in investing activities during the six months ended June 30, 2025 was $14.7 million, resulting primarily from the following activity:
•Purchases of marketable securities of $28.1 million;
•Cash payments of $4.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $1.3 million related to capital expenditures in support of infrastructure deployments to support our growing business; and
•Proceeds of $18.9 million from the maturity of our marketable securities.

Cash used in investing activities during the six months ended June 30, 2024 was $4.9 million, resulting primarily from the following activity:
•Purchases of marketable securities of $24.1 million;
•Cash payments of $6.8 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $0.7 million related to capital expenditures in support of infrastructure deployments to support our growing business;
•Proceeds of $26.5 million from the maturity of our marketable securities; and
•Proceeds of $0.2 million from the disposition of certain hard drives.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2025 was $7.4 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $9.3 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$0.8 million related to payments on taxes for net share settlements of vested equity awards, resulting in a retirement of related equity awards;
•$0.6 million related to payments of debt issuance costs;
•$1.9 million in proceeds from the exercise of employee stock options; and
•$1.4 million in proceeds from our ESPP.
Cash used in financing activities for the six months ended June 30, 2024 was $3.4 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $9.7 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$0.6 million related to repayment of principal on financed insurance premiums;
•$5.0 million in proceeds from the exercise of employee stock options;
•$1.4 million in proceeds from our ESPP; and
•$0.6 million in proceeds from our debt facility.
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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities held at City National Bank and Raymond James. As of June 30, 2025, we had cash and cash equivalents and marketable securities balances of $32.2 million and $18.4 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe are likely to have a material adverse effect on our business, financial condition, or operating results. We also generally maintain insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
We incurred net losses of $16.4 million and $21.4 million for the six months ended June 30, 2025 and 2024, respectively. Following our 17 plus years of operations, we had an accumulated deficit of $212.4 million as of June 30, 2025. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are subject to extreme weather events and natural disasters, such as earthquakes, hurricanes and tornados, storms, floods, fires and droughts, which may become more frequent and intense due to climate change. Our facilities and the data centers that we use are also vulnerable to damage or interruption from human error, intentional bad acts, war or other military conflict, including the conflicts between Russia-Ukraine, Israel-Hamas and Israel-Iran-United States, which may further escalate and could directly or indirectly involve other countries, including the United States, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, a third-party vendor that operated one of our multiple data center locations, filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to our normal operations, but future bankruptcies or similar events affecting our third-party hosted data center providers could result in disruptions to our Company, access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Also, in response to the Russian attack on Ukraine that began in February 2022, the United States and many other countries began imposing sanctions on Russia and certain parts of Ukraine, including restrictions on the import and export of goods and services to those regions. It is difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations. We also periodically refresh the hardware infrastructure underlying our core storage platform to improve performance, scalability, and cost-efficiency. These refresh cycles involve operational complexity and capital investment, and any delays, cost overruns, integration issues, or unforeseen performance challenges could adversely affect service reliability, customer satisfaction, and our financial results. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract customers on a cost-effective basis. Any price increases could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. For example, in April 2025 we announced B2 Overdrive, a premium priced high-performance cloud storage solution, which is intended to meet the demands of data-intensive workloads such as AI/ML training, high-performance computing (HPC), large-scale analytics, and media processing. While this expansion opens new market opportunities, it also introduces risks associated with entering a competitive and rapidly evolving sector, including the need for substantial investment in infrastructure, often in advance of corresponding revenue generation, and potential challenges in meeting specialized customer requirements. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!. In 2023 we modernized our website to help improve the user experience and increase traffic through search engine optimization to accelerate lead generation, although such efforts may not be as successful as anticipated to increase web traffic and improve the user experience. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if artificial intelligence technologies (“AI”) results replace traffic from search engines, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in promoted search result costs could adversely affect our customer acquisition efforts and our operating results. In addition, we also rely on our blog and word of mouth to drive additional customers. To the extent our blog does not continue to attract readers or if our reputation is harmed, these additional means of attracting customers may no longer provide significant numbers of customers in the future.

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
Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data center spaces.

We must continue to effectively manage our infrastructure, including capital expenditures to maintain and expand our data center capacity, servers and equipment, and locations. The costs of building out and maintaining our data center spaces, including the purchase and leasing of equipment, constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors, it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data center spaces, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center spaces are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center space, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. Such increases could adversely affect our business financial conditions and results of operations.
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

Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may also face greater peak demands on our infrastructure from customers using our platform that could temporarily impact the quality of our services, strain our resources, increase our operating costs or require additional capital expenditures. For example, we have experienced an increasing number of artificial intelligence technology companies using our platform. The market for artificial intelligence is evolving rapidly and subject to significant changes and demands. As a result, our business may fluctuate more significantly as our customers experience volatility and fluctuating demands as the AI market and our customer’s business needs evolve. We may face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education, prolonged contract negotiations and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. In addition, the loss of any larger customers will have a greater impact on our financial results than the loss of smaller customers, which could cause our financial results to fluctuate more significantly from period to period. Moreover, we cannot assure you that our efforts to attract and retain customers will be successful or justify the additional investments in a timely manner, or at all.
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
•outbreaks of war or other hostilities, such as the Russia-Ukraine, Israel-Hamas, and Israel-Iran-United States hostilities;
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

Further, as we continue to grow and scale our business to meet the needs of our customers, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in data center spaces and third-party data center spaces already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short and long-term infrastructure capacity requirements and seek to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. However, we may not be able to sufficiently predict future demand, or the availability of hardware or infrastructure necessary to support increased demand on a timely basis. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity or equipment, our gross margins could be reduced. If we underestimate our infrastructure capacity requirements or availability of necessary hardware or infrastructure, we may not be able to service the needs of new and existing customers; durability, reliability, and performance could suffer; our costs could rise; and our business could be harmed.
We rely on the performance of key personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our team members, could harm our business.
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and other key personnel. Substantially all of our employees, including our senior management, are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees, particularly given that some of these employees may hold equity of the Company that is largely vested, or that we would be able to timely replace members of our senior management or other key employees should any of them depart. Various personnel actions, including the restructuring and reduction in force we previously announced in November 2024, can also create disruption and result in additional turnover. The loss of one or more members of our senior management or other key employees could harm our business.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, in 2024 we implemented a new commission structure for our sales team and expect to adjust our commission structure at least annually. If our sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. We also rely from time to time on hiring employees from foreign countries, which may require immigration requirements. The immigration process can be subject to frequent changes and limitations, and we may experience difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other key countries, which could negatively impact our ability to strategically locate our personnel. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
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
During the six months ended June 30, 2025, we derived approximately 29% and of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We expect to continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data center spaces, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant upfront and on-going investments and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
•recouping any upfront investments for new or expanded operations and locations and achieving a reasonable return on a timely basis with respect to any such investments;
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

We use artificial intelligence technologies internally to increase employee productivity and efficiency, but it also exposes us to additional risks that could harm our business.
We use AI in our internal operations, which exposes us to a variety of operational, legal, reputational, and competitive risks. While AI has the potential to enhance efficiency and innovation, its implementation remains subject to significant limitations and uncertainties. AI models can produce inaccurate, biased, or incomplete outputs that may affect decision-making or generate erroneous results in critical workflows. If we fail to effectively monitor or validate AI-generated outcomes, we may inadvertently introduce bugs, security vulnerabilities, or flawed customer communications, which could harm our product performance or customer trust. Moreover, our use of AI tools often depends on third-party providers, some of which may process sensitive company or customer data. Even when such third parties are contractually obligated to protect and not share such data, we face risks related to data leakage, model training on proprietary information, or noncompliance with evolving privacy laws and regulations. Any unauthorized disclosure or misuse of confidential data due to AI use could result in regulatory penalties, reputational damage, or legal liability. Additionally, the use of generative AI in coding, content creation, and other knowledge work may introduce intellectual property risks, including uncertainty around ownership of AI-generated materials and inadvertent incorporation of third-party proprietary content. As AI regulation develops globally, we may face increased compliance burdens and restrictions on how we deploy AI internally. Our failure to manage these evolving risks could adversely impact our operations and business.
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

Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine, Israel-Hamas and Israel-Iran-United States, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Inflation has increased significantly over levels from the last few years in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, political uncertainty and changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.
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
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, our financial performance, including compliance with any applicable covenants, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a revolving credit facility with Citizens Bank, N.A. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use one or more commercial banks for our banking needs. While we and the banks we have used to date have not been directly affected by the failures of certain banks in 2023, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Our revolving credit facility with Citizens Bank is subject to, among other things, various financial and operating covenants that place limits on our ability to incur indebtedness with Citizens Bank and other financial institutions, and create liens on our property and assets. We cannot guarantee that additional financing will be available to us on commercially reasonable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us on a timely basis, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
Restrictive covenants under our credit facility may constrain our strategic and operational flexibility.

On June 4, 2025, we entered into a senior secured revolving credit agreement with Citizens Bank providing borrowing capacity of up to $20 million, of which up to $3 million is available through a letter-of‑credit. While we believe the credit facility generally strengthens our overall financial position, the credit agreement imposes various affirmative and negative covenants, including financial covenants requiring us to maintain specified minimum liquidity, minimum consolidated EBITDA, and maximum total leverage ratios, as well as limitations on our ability to incur additional indebtedness, create liens on our assets, make certain investments, and take other corporate actions, including mergers and acquisitions, without prior approval from the lender. As a result, our operating and financial flexibility may be materially restricted by these provisions. If we fail to comply with any covenant or other terms and conditions, the lender may accelerate amounts outstanding under the facility, require mandatory prepayment or repayment, terminate access to additional borrowings, or foreclose on any or all of the Company’s assets secured or otherwise pledged as collateral under the credit agreement. These restrictions may limit our ability to respond effectively to changing market or economic conditions, pursue acquisitions, investments, or strategic transactions that we otherwise believe are value enhancing, return capital to stockholders via dividends, share repurchases or other distributions; or make capital expenditures or other internal reinvestments, including investing in product enhancements or scaling key infrastructure. Our ability to comply with these covenants, and to avoid defaults, may be adversely affected by changes in our liquidity position, profitability, working capital, or capital structure that arise due to factors outside of our control, including economic downturns, competitive pressures, or unexpected expense events. A default under the agreement could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We expect to remain an emerging growth company until the last day of fiscal year 2026. Investors may find our common stock less attractive due to our election to rely on these exemptions and there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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

We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. To support our anticipated growth and as we develop and implement new product features we may require more computing infrastructure, which may include the establishment and expansion of data center spaces. The risks we face in connection with the establishment and expansion of data center spaces include:

•we may not be able to expand or find new suitable third-party data center locations with sufficient power, or bandwidth, or such expansion options or new data center locations may not be available on commercially reasonable terms;

•we will be required to commit substantial operational and financial resources to establish new data center spaces, and we may not have sufficient customer demand in those markets to support the new data center spaces;

•unanticipated delays in the completion of such projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of quality of our service;

•issues that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully utilize the underlying equipment, could disrupt the delivery of our cloud services to customers or increase our costs; and

•unanticipated technological changes could affect customer requirements for data center spaces, and we may not have built such requirements into our new data center spaces.

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the Russia-Ukraine, Israel-Hamas, Israel-Iran-United States, and China-Taiwan conflicts, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. Although the Toshiba buyout and Western Digital spin-out have not resulted in any material impact to our business to date, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners may increase the likelihood of closure or other changes at such vendors and partners that could adversely affect our business. Also, a third-party vendor that operated one of our multiple data center locations filed for bankruptcy under Chapter 11 under the United States Bankruptcy Code in 2022. This bankruptcy matter was resolved without disruption to normal operations, but future bankruptcies or similar actions affecting our third-party hosted data center providers could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. In July 2025, the federal government enacted the One Big Beautiful Bill Act (OBBBA), which permanently extended and modified several provisions of the 2017 Tax Cuts and Jobs Act and introduced significant new tax rules applicable to corporations. Among other things, OBBBA is expected to increase our net operating losses and related valuation allowances. We will continue to evaluate the specific impacts of the OBBBA and further guidance or regulation may be issued by the Internal Revenue Service or the U.S. Department of the Treasury that could impact our business. Although we cannot predict the full impact of these changes to our business, they could affect our business in a variety of ways, including some impacts that may benefit us and other impacts that may adversely affect our business, financial condition, results of operations or cash flows.

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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 5, 2025, prior to any trading under such plan, Gleb Budman, our Chief Executive Officer, terminated a Rule 10b5-1 trading plan previously adopted on March 7, 2025.
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
Date: August 7, 2025

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)