Form 10-Q
period 2025-09-30
Backblaze, Inc.
filed 2025-11-06
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2025, 57.7 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$29,077	$45,776
Marketable securities	21,195	9,139
Accounts receivable, net	3,362	1,831
Prepaid expenses	4,182	3,458
Other current assets	7,174	5,544
Total current assets	64,990	65,748
Property and equipment, net	55,755	42,949
Operating lease right-of-use assets, net	24,929	15,873
Capitalized internal-use software, net	41,460	41,801
Other assets	4,396	2,187
Total assets	$191,530	$168,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$8,714	$9,043
Finance lease liabilities and lease financing obligations, current	15,208	16,327
Operating lease liabilities, current	4,973	4,026
Deferred revenue, current	30,386	30,407
Total current liabilities	59,281	59,803
Finance lease liabilities and lease financing obligations, non-current	20,252	13,142
Operating lease liabilities, non-current	21,248	12,844
Deferred revenue, non-current and other liabilities, non-current	5,466	5,147
Debt facility, non-current	2,454	—
Total liabilities	108,701	90,936
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of both September 30, 2025 and December 31, 2024; 57,820,465 shares issued and 57,678,396 shares outstanding as of September 30, 2025 and 53,375,770 shares issued and outstanding as of December 31, 2024.	6	5
Class B common stock, $0.0001 par value; 295,986 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024.	—	—
Treasury stock, at cost; 142,069 and zero shares as of September 30, 2025 and December 31, 2024, respectively	(1,185)	—
Additional paid-in capital	300,192	273,602
Accumulated deficit	(216,184)	(195,985)
Total stockholders’ equity	82,829	77,622
Total liabilities and stockholders’ equity	$191,530	$168,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$37,162	$32,589	$108,073	$93,842
Cost of revenue	14,091	14,789	42,705	43,002
Gross profit	23,071	17,800	65,368	50,840
Operating expenses:
Research and development	11,235	10,734	34,968	30,069
Sales and marketing	8,996	11,723	28,431	32,736
General and administrative	6,161	7,541	20,927	20,552
Total operating expenses	26,392	29,998	84,326	83,357
Loss from operations	(3,321)	(12,198)	(18,958)	(32,517)
Investment income	477	313	1,510	1,059
Interest expense	(934)	(868)	(2,667)	(2,690)
Loss before provision for income taxes	(3,778)	(12,753)	(20,115)	(34,148)
Income tax provision	—	—	84	6
Net loss and comprehensive loss	$(3,778)	$(12,753)	$(20,199)	$(34,154)

Net loss per share, basic and diluted	$(0.07)	$(0.29)	$(0.36)	$(0.81)

Weighted average common shares outstanding, basic and diluted	56,977,764	43,515,110	55,557,541	41,973,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2025
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	56,462,752	$6	—	$—	$292,042	$(212,406)	$79,642
Net loss	—	—	—	—	—	(3,778)	(3,778)
Purchase of treasury stock	—	—	142,069	(1,185)	—	—	(1,185)
Issuance of common stock upon exercise of stock options	622,416	—	—	—	2,819	—	2,819
Issuance of common stock under the 2021 Equity Incentive Plan	735,297	—	—	—	(774)	—	(774)
Stock-based compensation	—	—	—	—	6,105	—	6,105
Balance as of September 30, 2025	57,820,465	$6	142,069	$(1,185)	$300,192	$(216,184)	$82,829

	Three Months Ended September 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of June 30, 2024	42,886,281	$4	$213,949	$(168,855)	$45,098
Net loss	—	—	—	(12,753)	(12,753)
Issuance of common stock upon exercise of stock options	440,938	—	1,337	—	1,337
Issuance of common stock related to the 2021 Equity Incentive Plan	937,954	—	—	—	—
Stock-based compensation	—	—	9,149	—	9,149
Balance as of September 30, 2024	44,265,173	$4	$224,435	$(181,608)	$42,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2025
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	53,375,770	$5	—	$—	$273,602	$(195,985)	$77,622
Net loss	—	—	—	—	—	(20,199)	(20,199)
Purchase of treasury stock	—	—	142,069	(1,185)	—	—	(1,185)
Issuance of common stock upon exercise of stock options	1,352,497	—	—	—	4,682	—	4,682
Issuance of common stock related to the 2021 Equity Incentive Plan	2,479,125	1	—	—	(1,594)	—	(1,593)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	311,502	—	—	—	1,388	—	1,388
Issuance of restricted stock units related to bonus plans	301,571	—	—	—	2,014	—	2,014
Stock-based compensation	—	—	—	—	20,100	—	20,100
Balance as of September 30, 2025	57,820,465	$6	142,069	$(1,185)	$300,192	$(216,184)	$82,829

	Nine Months Ended September 30, 2024
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2023	39,150,610	$4	$192,388	$(147,454)	$44,938
Net loss	—	—	—	(34,154)	(34,154)
Issuance of common stock upon exercise of stock options	2,135,767	—	6,336	—	6,336
Issuance of common stock related to the 2021 Equity Incentive Plan	2,295,831	—	—	—	—
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	386,517	—	1,359	—	1,359
Issuance of restricted stock units related to bonus plans	296,448	—	3,507	—	3,507
Stock-based compensation	—	—	20,845	—	20,845
Balance as of September 30, 2024	44,265,173	$4	$224,435	$(181,608)	$42,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,199)	$(34,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash lease expense on operating leases	3,365	1,708
Depreciation and amortization	19,282	21,268
Impairment loss on right-of-use assets	59	—
Stock-based compensation	20,108	19,495
Gain on disposal of assets	(363)	(289)
Other	425	281
Changes in operating assets and liabilities:
Accounts receivable	(1,531)	(1,962)
Prepaid expenses	(358)	665
Other current assets	(1,694)	(805)
Other assets	(1,704)	(423)
Accounts payable, accrued expenses and other current liabilities	7	454
Deferred revenue and other liabilities, non-current	298	5,300
Operating lease liabilities	(3,464)	(1,266)
Net cash provided by operating activities	14,231	10,272
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(34,396)	(32,501)
Maturities of marketable securities	22,341	31,402
Proceeds from disposal of property and equipment	154	337
Purchases of property and equipment	(4,429)	(885)
Capitalized internal-use software costs	(5,890)	(10,235)
Net cash used in investing activities	(22,220)	(11,882)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(13,898)	(14,755)
Payment of offering costs	(20)	—
Proceeds from debt facility	2,454	554
Payment of debt issuance costs	(602)	—
Purchase of treasury stock	(1,185)	—
Principal payments on insurance premium financing	—	(893)
Proceeds from exercises of stock options	4,746	6,347
Taxes paid for net share settlement of equity awards	(1,593)	—
Proceeds from ESPP	1,388	1,359
Net cash used in financing activities	(8,710)	(7,388)
Net decrease in cash and cash equivalents and restricted cash	(16,699)	(8,998)
Cash and cash equivalents and restricted cash, at beginning of period	45,776	16,630
Cash and cash equivalents and restricted cash, at end of period	$29,077	$7,632
RECONCILIATION OF CASH AND RESTRICTED CASH
Cash and cash equivalents	$29,077	$2,950
Restricted cash, non-current	—	4,682
Total cash and cash equivalents and restricted cash	$29,077	$7,632
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,626	$2,692
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued bonus settled in restricted stock units	$2,014	$3,507

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 11, 2025 (the “Annual Report”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments necessary for fair presentation. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Reclassifications
To conform to the current period’s presentation, certain prior-period amounts have been reclassified as follows:
•Prepaid expenses that were previously included in “Prepaid and other current assets” are now presented as a separate line item in the condensed consolidated balance sheet as of December 31, 2024, and in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.
•Accounts payable has been combined with ‘”Accrued expenses and other current liabilities” in the condensed consolidated balance sheet as of December 31, 2024 and in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.
•Net accretion of discount on investment securities and net realized investment gains has been combined with “Other” in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.
These reclassifications had no impact on total assets, liabilities, or stockholders’ equity.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company will maintain its EGC status until December 31, 2026, which is the last day of the fiscal year following either of the following triggering events: (i) if the Company’s public float exceeds $700 million as of June 30, 2026, or (ii) the fifth anniversary of the Company’s initial public offering in November 2026. The Company intends to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.
Significant accounting policies
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Annual Report.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, lease and non-lease component allocation, estimates related to variable consideration, the expected period of benefit of deferred contract acquisition costs, and accounting for income taxes, including estimates for deferred tax assets, valuation allowance, and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
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
The change in estimate reduced depreciation expense and increased net income by approximately $1.7 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, resulting in increases of $0.03 and $0.07 per basic and diluted share for the three and nine months ended September 30, 2025, respectively. The Company expects an additional reduction in depreciation expense and increase in net income of approximately $1.1 million for the remainder of the year ending December 31, 2025.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the condensed consolidated financial statements and therefore does not separately present a statement of comprehensive income in the condensed consolidated financial statements.
Foreign Currency
The reporting currency and functional currency of the Company and its wholly owned foreign subsidiaries is the U.S. dollar (“USD”). Transactions denominated in currencies other than USD are remeasured into USD at exchange rates in effect on the transaction date. Monetary assets and liabilities denominated in foreign currencies are subsequently remeasured at exchange rates in effect at the balance sheet date, with resulting transaction gains and losses recognized in loss from operations in the condensed consolidated statements of operations and comprehensive loss.
Foreign exchange (gain) loss included in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange (gain) loss	$(189)	$178	$437	$159

Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for each of the three and nine months ended September 30, 2025 and 2024 was zero as the Company has incurred continuous operating losses.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, international tax framework, and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the US research and development expenditure. The Company continues to assess the implications of these tax law changes; however, based on a preliminary assessment, the OBBB Act did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025 and the Company does not expect that the OBBB Act will have material impact on the Company’s consolidated financial statements for the fiscal year 2025.
Concentrations and Risks and Uncertainties
Credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, accounts receivable, and unbilled receivables.
The Company maintains its cash, cash equivalents, and marketable securities with high-quality financial institutions that have investment-grade credit ratings. Although these institutions are considered to be financially sound, deposits may exceed the amounts insured or guaranteed by the Federal Deposit Insurance Corporation, which could subject the Company to risk of loss in the event of the failure of any such financial institution.
The Company is also exposed to credit risk related to accounts receivable and unbilled receivables from customers. The Company does not have separate collateral requirements to support financial instruments subject to credit risk.
Concentration of vendors. The Company acquires infrastructure equipment from third-party vendors. Vendors may have limited sources of equipment and supplies, which may expose the Company to potential supply-chain and service disruptions that could harm the Company’s business.
The following table presents concentrations related to the Company’s cash disbursements, accounts payable transactions, and accounts receivable transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash disbursement concentration
Number of vendors	2	3	2	3
Total cash disbursements represented by vendors listed above	23%	40%	26%	37%

	September 30, 2025	December 31, 2024
Accounts payable concentration
Number of vendors	3	1
Total accounts payable balance represented by vendors listed above	49%	14%

Accounts receivable concentration
Number of customers	3	2
Total accounts receivable balance represented by customers listed above	42%	35%

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
Regulatory Developments
In January 2024, the European Union (“EU”) enacted the EU Data Act, which became effective in September 2025. The legislation establishes statutory rights for EU and European Economic Area (“EEA”) customers, including the ability to terminate contracts with no more than two months’ notice, reimbursement of unused prepaid service, and limitations on early termination penalties, among other changes. These provisions primarily affect the Company’s subscription arrangements with EU and EEA customers by shortening the enforceable contract term and requiring consideration of expanded refund rights.

The Company evaluated the implications of the EU Data Act on its customer arrangements, including remaining performance obligations, and determined that it did not have a material impact on the Company’s consolidated financial statements for the current reporting period. The Company has incorporated the provisions of the EU Data Act into its revenue recognition policies and contract assessments and expects to reflect any impact prospectively as customer arrangements are modified or renewed under the new requirements.
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This standard updates the recognition model for internal-use software by eliminating the project stage framework and requiring capitalization once projects are approved and completion is probable, and also clarifies related disclosure requirements. This ASU is effective for all entities fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The standard is effective for all entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company is currently evaluating the impact of the adoption of this standard.
In November 2024, the FASB issued ASU 2024-03, “Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” The ASU requires disclosure of specified information about certain costs and expenses, including (i) certain amounts already required to be disclosed in the same disclosure as the other disaggregation requirements, (ii) a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iii) the total amount of selling expenses and an entity’s definition of such expenses. For public companies, this ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 for public companies and is effective for fiscal years beginning after December 15, 2025 for non-public business entities. In accordance with our EGC status, the Company will implement the standard beginning with its annual reporting period ending December 31, 2026. This amendment should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of the adoption of this standard.

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

B2 Cloud Storage	$20,699	$16,182	$58,588	$46,219
Computer Backup	16,463	16,407	49,485	47,623
Total revenue(1)	$37,162	$32,589	$108,073	$93,842
________________
(1) For the periods presented, Physical Media revenue has been allocated to B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consumption-based arrangements	$19,988	$15,660	$56,552	$44,910
Subscription-based arrangements	17,060	16,800	51,206	48,544
Physical Media (point in time)	114	129	315	388
Total revenue	$37,162	$32,589	$108,073	$93,842
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$26,349	$23,771	$77,491	$68,589
United Kingdom	1,956	1,866	5,645	5,228
Canada	1,665	1,520	4,936	4,362
Other	7,192	5,432	20,001	15,663
Total revenue	$37,162	$32,589	$108,073	$93,842
Earned, Unbilled Revenue
As of September 30, 2025 and December 31, 2024, the Company had $3.5 million and $2.9 million, respectively, of unbilled accounts receivable included within other current assets in the condensed consolidated balance sheets.
Deferred Revenue
The following table presents information regarding the Company’s total deferred revenue (in thousands):

	September 30, 2025	December 31, 2024
Deferred revenue	$35,722	$35,554

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized from deferred balances at the beginning of each respective period	$12,532	$11,941	$27,262	$23,215

Deferred revenue represents the invoiced portion of the Company’s contract liabilities for which the related performance obligations are still outstanding. The Company’s remaining performance obligations (“RPOs”) include deferred revenue as well as future committed revenue under existing customer contracts which exceed one year. As of September 30, 2025, the Company's RPOs were $46.1 million. As of September 30, 2025, the Company expects to recognize approximately 75% of its RPOs over the next 12 months, and substantially all of its RPOs over the next 24 months.
Deferred Contract Costs
The Company’s deferred contract costs are composed of third-party affiliate commissions and, starting in 2024, a commission structure for its sales team. See Note 2 to the audited consolidated financial statements included in the Annual Report for additional information on the commission structure. Deferred contract costs are included within other current assets and other assets in the condensed consolidated balance sheets.
The following tables present the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

	September 30, 2025	December 31, 2024
Deferred contract costs for marketing affiliates	$474	$542
Deferred contract costs for sales commission	$1,903	$972

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of deferred contract costs related to marketing affiliates	$255	$287	$679	$850
Amortization of deferred contract costs related to sales commission	$127	$37	$336	$52
Note 4. Marketable Securities
Fair Values and Gross Unrealized Gains and Losses on Held-to-Maturity Investments
The following table summarizes adjusted cost, gross unrealized gains and losses, and fair value by significant investment category. The Company’s investments with original maturities greater than 90 days are classified as held-to-maturity investments on its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. See additional information on the Company’s investments in Note 5—Fair Value Measurements.

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of September 30, 2025	(in thousands)

Cash equivalents
Money market funds	$9,495	$—	$—	$9,495	$9,495
Total cash equivalents	$9,495	$—	$—	$9,495	$9,495

Investments
U.S. treasury securities	$9,453	$7	$—	$9,460	$9,453
Corporate debt securities	11,742	10	—	11,752	11,742
Total investments	$21,195	$17	$—	$21,212	$21,195

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2024	(in thousands)

Investments
Commercial paper	$9,139	$—	$(2)	$9,137	$9,139
Total investments	$9,139	$—	$(2)	$9,137	$9,139
Scheduled Maturities
The amortized cost and fair value of the Company’s held-to-maturity investments as of September 30, 2025, by contractual maturity, are shown below.

As of September 30, 2025	Amortized Cost	Fair Value
	(in thousands)
Within one year	$21,195	$21,212
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$21,195	$21,212
Aging of Unrealized Losses
There were no securities in an unrealized loss position as of September 30, 2025. As of December 31, 2024, certain securities were in an immaterial unrealized loss position for less than twelve months.
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

The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of September 30, 2025	Level 1	Level 2	Total

Cash equivalents
Money market funds	$9,495	$—	$9,495
Investments
U.S. treasury securities	9,460	—	9,460
Corporate debt securities	—	11,752	11,752
Total	$18,955	$11,752	$30,707

As of December 31, 2024	Level 1	Level 2	Total

Investments
Commercial paper	$—	$9,137	$9,137
Total	$—	$9,137	$9,137
There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. The Company held no assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2025 or December 31, 2024, respectively.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Data center equipment	$62,913	$54,552
Leased and financed data center equipment(1)	66,925	65,037
Machinery and equipment	28,462	16,872
Computer equipment	2,251	2,239
Leasehold improvements	128	244
Construction-in-progress	108	311
Total property and equipment	160,787	139,255
Less: accumulated depreciation and amortization	(105,032)	(96,306)
Total property and equipment, net	$55,755	$42,949
________________
(1) The carrying value of the Company’s equipment under finance lease agreements and lease financing obligations was $44.3 million and $35.7 million as of September 30, 2025 and December 31, 2024, respectively.
The Company has long-lived assets, comprising of property and equipment, net and operating lease right-of-use assets in the following geographic areas (in thousands):

	September 30, 2025	December 31, 2024
United States	$67,678	$47,930
Canada	2,930	3,309
The Netherlands	10,076	7,583
Total property and equipment, net and operating lease right-of-use assets	$80,684	$58,822

Note 7. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Developed software	$66,608	$59,435
General and administrative software	144	144
Total capitalized internal-use software	66,752	59,579
Less: accumulated amortization	(25,292)	(17,778)
Total capitalized internal-use software, net	$41,460	$41,801
Amortization expense of capitalized internal-use software for the three and nine months ended September 30, 2025 and 2024 is included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$2,755	$1,898	$7,635	$4,873
General and administrative	2	2	7	7
Total amortization expense of capitalized internal-use software	$2,757	$1,900	$7,642	$4,880
As of September 30, 2025, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$2,832
2026	11,394
2027	10,695
2028	8,932
2029	5,918
Thereafter	1,689
Total	$41,460
Note 8. Leases
The Company generally enters into finance lease arrangements to obtain hard drives and related equipment for its data center operations. The terms of these agreements generally range from two to four years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Finance leases are generally secured by the underlying leased equipment. The Company's finance leases have original lease periods expiring between 2025 and 2029. Financing lease right-of-use assets are included in property and equipment, net in the Company’s condensed consolidated balance sheets.
The Company leases data center spaces and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored in the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company's leases have original lease periods expiring between 2026 and 2033.
The weighted average remaining lease terms and discount rates as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	Operating leases	Finance Leases(1)	Operating leases	Finance Leases(1)
Remaining lease term	5.6 years	2.4 years	4.4 years	1.9 years
Discount rate	6.9%	12.3%	7.2%	11.9%
________________
(1) Includes lease financing obligation costs.
The following table presents the components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024
Finance lease costs
Depreciation expense(2)	$2,033	$3,775	$6,879	$11,831
Interest expense	$792	$596	$2,325	$1,770
Lease financing obligation costs
Depreciation expense(2)	$246	$666	$1,088	$2,000
Interest expense	$39	$154	$211	$549

Operating lease costs
Rental expense related to lease components	$1,779	$929	$4,248	$2,285
Rental expense related to non-lease components(3)	914	1,227	3,140	3,768
Variable lease costs	1,240	1,034	3,557	2,945
Total operating lease costs	$3,933	$3,190	$10,945	$8,998

Total included in cost of revenue	$3,730	$2,893	$10,275	$8,122
Total included in general and administrative expense	$203	$297	670	$876
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
(3) Non-lease components are related to non-tangible utilities and services used in the Company’s co-location data center spaces, which are not recorded on the Company’s condensed consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these co-location lease agreements, such as the price of utilities as compared to its tangible data center footprint within each co-location facility.

The following table presents supplemental cash flow information relating to the Company’s leases (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$2,626	$2,319
Cash paid for operating lease liabilities	$4,144	$2,041
Non-cash items
Equipment acquired through finance leases	$19,901	$11,355
Right-of-use assets obtained in exchange for operating lease obligations	$12,469	$7,457
The future minimum commitments for finance leases and lease financing obligations as of September 30, 2025 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2025	$4,949	$502	$5,451
2026	16,484	249	16,733
2027	12,163	—	12,163
2028	4,315	—	4,315
2029	3,081	—	3,081
Total future minimum lease and financing commitments	40,992	751	41,743
Less imputed interest	(6,258)	(25)	(6,283)
Total finance lease and lease financing obligation liabilities	$34,734	$726	$35,460
As of September 30, 2025, the Company's future minimum obligations for operating leases and non-cancellable contractual commitments related to non-lease components were as follows (in thousands):

Year Ending December 31,	Operating leases	Non-lease components	Total
Remainder of 2025	$1,443	$1,429	$2,872
2026	6,576	4,092	10,668
2027	5,604	3,075	8,679
2028	5,266	3,081	8,347
2029	4,163	2,560	6,723
Thereafter	8,687	1,460	10,147
Total future minimum operating lease commitments	31,739	$15,697	$47,436
Less imputed interest	(5,518)
Total liability	$26,221
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
The multi-storage data center space is considered a separate asset class from the original co-location infrastructure due to its differentiated architectural characteristics, service delivery model, and operational risk profile. The lease and non-lease components of this new asset class are combined in accordance with the Company’s established lease accounting policy. The Company’s current asset classes of operating lease agreements include rentals of (i) office space, (ii) multi-storage data center spaces, and (iii) co-location data center spaces. The Company refers to multi-storage data center spaces and co-location data center spaces collectively as “data center spaces.”

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
Note 9. Commitments and Contingencies
Contractual Commitments
The Company has non-cancellable commitments related mainly to service agreements used to facilitate the Company’s operations. As of September 30, 2025, the Company had $0.5 million, $2.8 million, $2.2 million, and $0.9 million payable for these commitments during the remainder of the year ending December 31, 2025 and the years ending December 31, 2026, 2027, and 2028 respectively.
During the nine months ended September 30, 2024, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of December 31, 2024, the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.4 million and $0.5 million to the 401(k) plan for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. Where appropriate, the Company has established accruals for matters that are both probable and reasonably estimable. We also generally maintain insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. Based on information currently available, management does not expect the resolution of any such matters, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Nonetheless, the outcome of litigation is inherently uncertain, and unforeseen developments could result in an adverse impact on the Company, including defense and settlement costs, diversion of management resources, and other factors.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. These agreements may require the Company to indemnify and defend the indemnified party against third-party claims arising from the Company’s activities or from any breaches of representations or warranties made by the Company. To date, the Company has not incurred any material costs or losses in connection with such indemnification obligations. However, it is not possible to reasonably estimate the maximum potential amount under these indemnification agreements due to the unique facts and circumstances of each arrangement. As a result, the Company has not recorded any liabilities related to these obligations in its condensed consolidated financial statements as of the periods presented.
Note 10. Debt
Revolving Credit Facility
On June 4, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), establishing a senior secured revolving credit facility with a total capacity of $20.0 million (the “Revolving Credit Facility”) to be used for general corporate purposes and working capital needs. The Revolving Credit Facility allows for borrowings, repayments, and reborrowings up to the total capacity, subject to compliance with the terms of the Credit

Agreement. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. The Credit Agreement is scheduled to mature on June 4, 2027, at which point all obligations become due. The Credit Agreement includes an option that allows the Company to extend the maturity date by one year, subject to certain conditions. We incurred $0.6 million of deferred financing costs in connection with the establishment of the Revolving Credit Facility, which is included in other assets in the condensed consolidated balance sheet as of September 30, 2025, and will be amortized on a straight-line basis over the two-year term of the facility.
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
As of September 30, 2025, the Company had $2.5 million outstanding under the Revolving Credit Facility. The interest rate in effect under the Revolving Credit Facility as of September 30, 2025 was 7.51%. As of September 30, 2025, no letters of credit were outstanding and $17.5 million was available for borrowing under the Revolving Credit Facility. The fair value (level 2 of the fair value hierarchy described in Note 5) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
In October 2025, the Company repaid in full the outstanding balance of $2.5 million under its Revolving Credit Facility.
Debt Covenants under the Credit Agreement
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, and engage in other specified transactions. In August 2025, in connection with the establishment of a new share repurchase program (see Note 11 for further information), the Company amended the Credit Agreement to permit share repurchases of up to $10.0 million, thereby excluding such repurchases from the covenant restrictions. The Credit Agreement also requires the Company to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which the Company retains control and considers as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined below) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of September 30, 2025, the Company was in compliance with the covenants under the Credit Agreement.
RCA Debt Facility
On December 10, 2024, the Company voluntarily terminated its revolving credit agreement (as amended, the “RCA”) with City National Bank.
As of September 30, 2024, the interest rate associated with the outstanding balance under the RCA was 8.1% per annum. Total interest expense and amortization of debt issuance costs related to the RCA was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, restricted cash, non-current on the Company’s condensed consolidated statement of cash flows represented collateral pledged under the RCA.

Note 11. Stockholders’ Equity
Equity Incentive Plans
2021 Equity Incentive Plan (the “2021 Plan”)
Under the 2021 Plan, the Company may grant options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.
The number of shares available for issuance under the 2021 Plan automatically increases on January 1 of each year from 2022 through 2031 by an amount equal to the lesser of: (i) 4,784,100 shares, (ii) 5% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (iii) a smaller number of shares determined by the Company’s Board of Directors.
2021 Employee Stock Purchase Plan (the “2021 ESPP”)
The number of shares available for issuance under the 2021 ESPP automatically increases on January 1 of each year from 2022 through 2041 in an amount equal to the lesser of: (i) 1,913,630 shares, (ii) 2% of the total number of shares of Class A common stock outstanding on the preceding December 31, or (iii) a smaller number of shares determined by the Company’s Board of Directors.
2024 New Employee Equity Incentive Plan (the “Inducement Plan”)
On August 2, 2024, the Company adopted the Inducement Plan, pursuant to which the Company reserved 414,740 shares of its Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company.
Reserved Shares for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2025	December 31, 2024
2011 Equity Incentive Plan
Options outstanding	3,763,607	5,264,351
2021 Equity Incentive Plan
Options outstanding	1,020,232	1,114,620
Restricted stock units outstanding	4,813,242	4,351,393
Shares available for future grants	6,668,838	6,933,867
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,721,779	965,766
2024 Inducement Plan
Restricted stock units outstanding	309,555	412,740
Shares available for future grants	38,919	2,000
Total	18,336,172	19,044,737
Share Repurchase Program
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10.0 million of its common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and employee contributions under the 2021 ESPP.

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
During the nine months ended September 30, 2025, the Company repurchased a total of 142,069 shares of its common stock for $1.2 million. As of September 30, 2025, approximately $8.8 million remained available for repurchases under the program.
Note 12. Stock-Based Compensation
Restricted Stock Units
RSUs granted under the 2021 Plan and the Inducement Plan generally vest based on continued service up to a four-year period for employees and over a one-year period for non-employee directors.
RSU activity for the nine months ended September 30, 2025 was as follows:

	RSUs	Weighted-average grant date fair value per unit
RSUs unvested as of December 31, 2024	4,764,133	$6.18
Granted	3,596,390	$6.86
Vested	(2,709,672)	$6.25
Forfeited	(528,054)	$6.41
RSUs unvested as of September 30, 2025	5,122,797	$6.60
As of September 30, 2025, total unrecognized compensation cost related to RSUs was $31.1 million, which will be recognized over a weighted-average period of 2.2 years.
Bonus Plan
In January 2025, the Compensation Committee approved a new bonus structure (the “2025 Bonus Plan”) for its employees. The 2025 Bonus Plan is contingent upon the achievement of annual corporate performance targets. In each respective calendar year, the Company accrues for the 2025 Bonus Plan. The Compensation Committee assesses the actual performance against these targets to determine the payout amount which is disbursed in the following year. Payouts include both cash and RSU components, which are accounted for under ASC 710, Compensation-General and ASC 718, Compensation-Stock Compensation, respectively. The RSUs will be issued under the 2021 Plan and are subject to performance and service condition vesting requirements, beginning from the grant date to the payout date, with the number of RSUs calculated in accordance with the established payout amount. Participants must remain employed with the Company through the date of payout to maintain eligibility under the 2025 Bonus Plan.
During March 2022, the Compensation Committee approved the Bonus Plan (as defined in Note 14 to Notes to Consolidated Financial Statements in the Annual Report) for its employees. In February 2025, the Compensation Committee approved the issuance of 301,571 RSUs that vested based on actual performance against the targets set in the Bonus Plan for the year ended December 31, 2024.
Pursuant to the bonus plans, the Company recognized an immaterial amount and $0.5 million in stock-based compensation during the three months ended September 30, 2025 and 2024, respectively, of which the Company capitalized an immaterial amount and $0.1 million in each period for the development of internal-use software. The Company recognized $2.0 million and $1.8 million in stock-based compensation during the nine months ended September 30, 2025 and 2024, respectively, of which the Company capitalized $0.2 million in both periods for the development of internal-use software.

Stock Options
Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of stock option activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	6,378,753	$7.28
Options granted	—	$—
Options exercised	(1,352,497)	$3.46
Options canceled	(242,417)	$10.95
Balance as of September 30, 2025	4,783,839	$8.18	4.57	$18,137
Vested and exercisable as of September 30, 2025	4,757,668	$8.11	4.56	$18,137
The intrinsic value of options exercised for the nine months ended September 30, 2025 and 2024 was $4.7 million and $12.5 million, respectively. As of September 30, 2025, total unrecognized compensation cost related to stock options was $0.2 million, which will be recognized over a weighted-average period of 0.1 years.
ESPP
Stock-based compensation under the 2021 ESPP was $0.7 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, of which the Company capitalized an immaterial amount and $0.1 million in each period for the development of internal-use software. The Company recorded stock-based compensation under the 2021 ESPP plan of $1.7 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively, of which the Company capitalized $0.2 million and $0.4 million, respectively, for the development of internal-use software. The reset provision under the ESPP was triggered on May 20, 2025 resulting in an incremental modification expense of $1.0 million, which will be recognized on a straight-line basis over the new offering period.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $2.6 million and is expected to be recognized over a weighted average period of 0.8 years.
The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the ESPP during the nine months ended September 30, 2025 and 2024. There were no ESPP offerings or modification events requiring an estimation of fair value during the three months ended September 30, 2025 and 2024.

Nine Months Ended September 30,
	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	61% - 70%	48% - 56%
Risk-free interest rate	3.97% - 4.32%	4.82% - 5.43%
Expected dividend yield	—%	—%

Total Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$318	$478	$1,170	$1,218
Research and development	2,564	3,097	9,303	7,455
Sales and marketing	1,230	2,908	4,908	6,492
General and administrative	1,333	1,955	4,727	4,330
Total stock-based compensation expense	$5,445	$8,438	$20,108	$19,495
During the three and nine months ended September 30, 2025, the Company capitalized $0.5 million and $2.0 million, respectively, of stock-based compensation for the development of internal-use software. During the three and nine months ended September 30, 2024, the Company capitalized $1.2 million and $3.2 million, respectively.
Additionally, during the third quarter of 2024, the Compensation Committee approved amendments to outstanding vested stock options held by certain former employees in connection with their separation from the Company to extend the option expiration and also accelerate the vesting of RSU’s. As a result of the modifications, the Company recognized $1.0 million of expense, of which $0.7 million is recorded in sales and marketing, and $0.3 million is recorded in general and administrative expense on the Company’s condensed consolidated statements of operations and comprehensive loss for the period ending September 30, 2024.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, share purchase rights pursuant to the Company’s ESPP, unvested restricted stock, and share-based bonus awards granted under the Company’s bonus plans are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(3,778)	$(12,753)	$(20,199)	(34,154)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	56,977,764	43,515,110	55,557,541	41,973,727
Net loss per share attributable to common stockholders – basic and diluted	$(0.07)	$(0.29)	$(0.36)	$(0.81)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
RSUs	1,551,288	1,907,237	2,858,871	2,366,365
Stock options	3,680,074	4,814,653	3,881,504	5,436,524
Shares issuable pursuant to the ESPP	995,964	508,550	1,227,136	676,605
Bonus Plan	—	108,685	62,965	132,444
________________
(1) Historically, the Company computed potentially dilutive securities excluded from the calculation of diluted net loss per share as of the end of each reporting period. The Company now presents these excluded shares as the weighted average number of potentially dilutive securities outstanding during the respective periods. Accordingly, the three and nine months ended September 30, 2024, have been updated to conform to the current presentation.

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
The 2024 Restructuring Plan resulted in total restructuring charges of $4.9 million, which were recognized in the fourth quarter of 2024, primarily consisting of employee severance and benefits of $3.9 million, impairment charges of $0.9 million on its operating right-of-use assets related to the lease of the Company’s corporate headquarters, and professional fees of $0.1 million. In the second quarter of 2025, the Company recorded a $0.1 million reversal to the estimated severance and benefits costs and an incremental impairment charge of $0.1 million related to the execution of the sublease of the Company’s corporate headquarters.
The following table presents a summary of the liabilities related to the 2024 Restructuring Plan that are included within accounts payable, accrued expenses and other current liabilities in the condensed consolidated balance sheets (in thousands):

Balance as of December 31, 2024	$355
Cash payments during the period	(230)
Other adjustments	(125)
Balance as of September 30, 2025	$—
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

The CODM reviews cost of revenue, research and development, sales and marketing, and general and administrative expenses exclusive of depreciation, amortization, stock-based compensation, foreign exchange (gain) loss, restructuring charges, and legal settlement costs. The segment information for the three and nine months ended September 30, 2025 and 2024 is presented below in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$37,162	$32,589	$108,073	$93,842
Adjusted cost of revenue	7,803	7,120	22,550	20,940
Adjusted research and development	8,377	7,572	25,306	22,418
Adjusted sales and marketing	7,741	8,767	23,492	26,099
Adjusted general and administrative	4,854	5,381	15,376	15,980
Depreciation	3,287	5,431	11,640	16,388
Amortization	2,757	1,900	7,642	4,880
Stock-based compensation	5,445	8,438	20,108	19,495
Other segment items(1)	676	733	2,158	1,796
Net loss and comprehensive loss	$(3,778)	$(12,753)	$(20,199)	$(34,154)
________________
(1) Other segment items include investment income, interest expense, foreign exchange (gain) loss, restructuring charges, legal settlement costs, impairment of long-lived assets, and income tax provision.
Note 16. Subsequent Events
In November 2025, the Company initiated certain transformation and restructuring actions designed primarily to improve efficiency and enhance the performance of its sales and marketing functions, including the reallocation of resources to deepen marketing and sales capabilities, and other corporate actions (the “2025 Restructuring Plan”). As part of the 2025 Restructuring Plan, the Company expects to incur total charges of approximately $4.4 million to $6.0 million, primarily in the fourth quarter of 2025. These charges include an estimated impairment of approximately $0.9 million to $1.2 million related to the reduction of the Company’s footprint at its office facilities, as well as employee termination expenses and other business transformation costs.

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
Overview
We are a leading specialized storage cloud platform, providing businesses and consumers with cloud services to store, use, and protect their data in an easy and affordable manner. We provide these cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering an easy-to-use, cost-effective, performant cloud storage solution, and thereby substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we can empower customers to focus on their core business operations. Customers use us to support their artificial intelligence (“AI”) workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and information technology (“IT”) needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers, and our direct sales activities have historically supported us in acquiring larger customers. As we move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of these customers. Our customers use our Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 5 billion gigabytes of data storage under management.
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
We focus on specialized storage and an open cloud ecosystem that integrates smoothly with a broad range of partners. Ongoing investment in our technology platform and related features has driven customer, community, and product milestones. Starting in the second half of 2024, we initiated a go-to-market transformation that is actively moving the company up-market, which has been evidenced by the signing of multiple deals with total contract values over $1.0 million each and revenue growth for B2 Cloud Storage of 28% for the current quarter compared to the same period in the prior year.
To support our up-market expansion and evolving customer needs, we recently launched B2 Overdrive, our premium-priced, ultra high-throughput performance cloud storage solution, designed to meet the demands of data-intensive workloads including AI and machine-learning training, large-scale analytics, high-performance computing, and media processing. We also introduced a suite of enterprise cyber security features including AI-powered anomaly alerts, mandatory multifactor authentication, bucket access logging, and Enterprise Web Console which streamlines role-based administrative control in complex environments to help with cybersecurity and account management. These launches expand our addressable market among enterprise and AI-driven customers and lay the groundwork for further innovation to drive differentiated value for these customers.
In November 2025, we initiated certain transformation and restructuring actions designed primarily to improve efficiency and enhance the performance of our sales and marketing functions, including the reallocation of resources to deepen marketing and sales capabilities, and other corporate actions (the “2025 Restructuring Plan”). As part of the 2025 Restructuring Plan, we expect to incur total charges of approximately $4.4 million to $6.0 million, primarily in the fourth quarter of 2025. These charges include an estimated impairment of approximately $0.9 million to $1.2 million related to the reduction of our footprint at our office facilities, as well as employee termination expenses and other business transformation costs.
Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Sales Efforts
We are optimizing our direct sales organization to focus on larger enterprise customers and strategic accounts. In addition, our sales team works closely with our channel, alliance, and managed service provider partners to promote adoption of our Storage Cloud solutions. We continue to strengthen relationships with these partners, which are intended to help us reach new and existing markets and broaden our customer base.
Enhance Marketing and Demand Generation
We are investing in targeted marketing initiatives designed to increase brand awareness, generate demand, and convert new customers. Our acquisition efforts are supported by our blog content, case studies, social sharing, earned media, and self-serve sign-up model. We also attend and sponsor industry events and are launching digital advertising campaigns to further extend our reach.

We are focused on improving the efficiency of these efforts by optimizing the conversion rate of visitors to customers. Our refined acquisition mix emphasizes account-based marketing strategies to prioritize high-value prospects and reduce reliance on promotional or lower-margin license types. This disciplined approach is designed not only to acquire new customers efficiently but also to cultivate long-term relationships that turn customers into brand advocates, partners, and sources of referrals.

Expansion Within Existing Customers
Our future success will depend in part on our ability to increase usage and adoption of our solutions with existing customers. We are focused on expanding revenue within our current customer base through the introduction of new features and use cases, the continued enhancement of our Customer Success programs, and the natural growth of customer data stored on our platform.
We have developed a range of add-on services, such as enterprise controls and multi-region selection, that provide additional functionality and generate incremental revenue beyond our core offerings. Customers are also broadening their use of Backblaze for complementary workloads, including media storage, hybrid cloud support, and analytics repositories.
To support this expansion, we are strengthening our Customer Success organization with new leadership and targeted initiatives designed to help customers realize the full value of our platform. We believe these initiatives will help promote higher engagement, stronger retention, and greater data utilization over time. As customers continue to generate, store, and analyze growing volumes of data, our platform naturally becomes more embedded in their operations, creating sustained opportunities for revenue expansion.
Continued Platform Investment and New Product Launches
We are committed to continued investment in capital and research and development activities to meet the performance requirements of modern enterprise and AI workloads. In April 2025, we launched B2 Overdrive, a premium priced high-performance cloud storage solution for data-intensive workloads such as AI and machine-learning training, high-performance computing, large-scale analytics, and media processing. In May 2025, we introduced the Enterprise Web

Console for B2 Cloud Storage, which streamlines role-based administration in complex enterprise environments. These launches represent ongoing steps in our up-market, go-to-market transformation and are expected to broaden our addressable market, deepen cross-sell and upsell potential, and position us to capture incremental growth in enterprise and AI-driven customers. We expect capital expenditures to fluctuate in the near term, with an increase anticipated in early 2026 to support ongoing platform development, future product launches, and our up-market strategy.
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 29% and 28% of our total revenue originating outside of the United States for the three and nine months ended September 30, 2025, respectively. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment. In January 2025, for example, we collaborated with a leading hybrid cloud solutions provider in Canada to extend our market reach in this region. This collaboration led to the launch of a new data center region in Canada in January 2025.
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

	September 30,
	2025	2024
B2 Cloud Storage
Net revenue retention rate	110%	128%
Gross customer retention rate	89%	89%
Annual recurring revenue (in millions)	$81.8	$64.9

Computer Backup
Net revenue retention rate	101%	109%
Gross customer retention rate	90%	90%
Annual recurring revenue (in millions)	$65.4	$65.6

Total Company
Net revenue retention rate	106%	118%
Gross customer retention rate	91%	90%
Annual recurring revenue (in millions)	$147.2	$130.5
Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. Our continued focus on our customers is driving significant revenue retention, as evidenced by our overall net revenue retention rates (“NRRs”) of 106% and 118% as of September 30, 2025 and September 30, 2024, respectively. The enhancement of our B2 Cloud Storage offerings is a key contributor to this success, resulting in NRRs of 110% and 128% for the same periods. The decrease in the NRR for B2 Cloud Storage is largely driven by the lapped impact of the October 2023 price increase, which we announced during the third quarter of 2023, and resulted in pricing increases across our Computer Backup and B2 Cloud Storage products.
To calculate the NRR for a specific quarter, we determine the revenue recognized in that quarter from customers who generated revenue during the last month of the same quarter of the previous year. This revenue is then divided by the revenue generated from those same customers in the prior year quarter. Our overall NRR rate is calculated as the average of these quarterly rates over the past four quarters to provide a comprehensive view of revenue trends.

Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We have maintained gross customer retention rates of approximately 90% across our revenue products as of both September 30, 2025 and September 30, 2024. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next. To calculate our gross customer retention rate, we take the trailing four-quarter average of our quarterly gross customer retention rates. We calculate the quarterly gross customer retention rates by dividing (i) the number of accounts that generated revenue in the last month of the current quarter that also generated recurring revenue during the last month of the corresponding quarter in the prior year, by (ii) the number of accounts that generated recurring revenue during the last month of the corresponding quarter in the prior year.
Annual Recurring Revenue
We define ARR as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated based on multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements for the last month of a period by 12. Our annual recurring revenue for each of B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall ARR based on the revenue from our B2 Cloud Storage and Computer Backup solutions, respectively. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally consumption-based and paid for by customers in arrears, we recognize revenue in the month these storage services are delivered and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage net revenue retention rate of 110% as of September 30, 2025. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements included in our Annual Report for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $16.9 million for B2 Cloud Storage as of September 30, 2025 compared to September 30, 2024, representing 26% growth. ARR for Computer Backup experienced a slight decline of $0.2 million compared to the prior year, but continues to serve as a stable source of recurring revenue, supported by multi-year subscription commitments and increased demand from business environments.

Key Components of Results of Operations
Revenue
We generate revenue primarily from our B2 Cloud Storage and Computer Backup cloud services offered on our platform. Our platform is offered to customers primarily through two pricing models: a consumption- or committed-contract basis for B2 Cloud Storage, and a subscription-based arrangement for Computer Backup. Our subscription arrangements generally range in duration from one month to five years, for which we bill our customers up front for the entire period.
Consumption-based revenue is recognized based on fees charged for customer usage of our platform, with fees recorded as revenue in the period in which the consumption occurs. For our subscription arrangements, we provide our cloud services evenly over the contractual period, for which revenue is recognized on a straight-line basis over the contract term beginning on the date that the service is made available to the customer.
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
We plan to continue investing in our infrastructure to support the growth of our business. These investments include the purchase and expansion of infrastructure equipment (and related depreciation) as well as software development activities and associated amortization. Because these costs are often incurred ahead of revenue generation, delays in realizing anticipated revenue or fluctuations in the timing of revenue could adversely affect our gross margin from period to period.
As discussed above, during the second quarter of 2025, we completed a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This update resulted in a reduction in depreciation expense of approximately $1.7 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, and is anticipated to result in further reduction of approximately $1.1 million for the remainder of the year ending December 31, 2025.
Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We expect our operating expenses, excluding depreciation, amortization and stock-based compensation expenses, to remain relatively flat in 2025 compared to the prior year, as efficiencies from our restructuring activities in 2024 offset increased investments in research and development and other growth-related costs. However, sales and marketing expenses may increase in absolute dollars as we expand our workforce and invest in marketing initiatives to support business growth.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. While we expect general and administrative expenses to increase in absolute dollars as the business scales, we anticipate that these costs will decline as a percentage of revenue over time.
Investment Income
Investment income consists primarily of interest earned on our cash, cash equivalents and investments in marketable securities.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Revenue	$37,162	100%	$32,589	100%	$108,073	100%	$93,842	100%
Cost of revenue(1)	14,091	38%	14,789	45%	42,705	40%	43,002	46%
Gross profit	23,071	62%	17,800	55%	65,368	60%	50,840	54%
Operating expenses:
Research and development(1)	11,235	30%	10,734	33%	34,968	32%	30,069	32%
Sales and marketing(1)	8,996	24%	11,723	36%	28,431	26%	32,736	35%
General and administrative(1)	6,161	17%	7,541	23%	20,927	19%	20,552	22%
Total operating expenses	26,392	71%	29,998	92%	84,326	78%	83,357	89%
Loss from operations	(3,321)	(9)%	(12,198)	(37)%	(18,958)	(18)%	(32,517)	(35)%
Investment income	477	1%	313	1%	1,510	1%	1,059	1%
Interest expense	(934)	(3)%	(868)	(3)%	(2,667)	(2)%	(2,690)	(3)%
Loss before provision for income taxes	(3,778)	(10)%	(12,753)	(39)%	(20,115)	(19)%	(34,148)	(36)%
Income tax provision	—	—%	—	—%	84	—%	6	—%
Net loss and comprehensive loss	$(3,778)	(10)%	$(12,753)	(39)%	$(20,199)	(19)%	$(34,154)	(36)%
________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$318	$478	$1,170	$1,218
Research and development	2,564	3,097	9,303	7,455
Sales and marketing	1,230	2,908	4,908	6,492
General and administrative	1,333	1,955	4,727	4,330
Total stock-based compensation expense	$5,445	$8,438	$20,108	$19,495

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
B2 Cloud Storage revenue	$20,699	$16,182	$4,517	28%	$58,588	$46,219	$12,369	27%
Computer Backup revenue	16,463	16,407	56	—%	49,485	47,623	1,862	4%
Total revenue(1)	$37,162	$32,589	$4,573	14%	$108,073	$93,842	$14,231	15%
________________
(1) For the periods presented, Physical Media revenue has been allocated to B2 Cloud Storage or Computer Backup revenue based on the underlying offering from which it originates.

Total revenue increased by $4.6 million, or 14%, for the three months ended September 30, 2025 compared to the same period in 2024.
Primary factors influencing the $4.5 million increase in B2 Cloud Storage revenue include the following:
•a $2.3 million increase driven by higher storage usage as a result of upselling and organic data growth by existing customers; and
•a $2.2 million increase in B2 sales to new customers.
Primary factors influencing the $0.1 million increase in Computer Backup revenue include the following:
•a $0.7 million increase due to price increases that went into effect in October 2023;
•a $0.2 million increase driven by increased utilization by existing customers; and
•a $0.9 million decrease from a decline in license counts.

Total revenue increased by $14.2 million, or 15%, for the nine months ended September 30, 2025 compared to the same period in 2024.
Primary factors influencing the $12.4 million increase in B2 Cloud Storage revenue include the following:
•a $4.7 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers; and
•a $7.6 million increase in sales to new customers.
Primary factors influencing the $1.9 million increase in Computer Backup revenue include the following:
•a $4.1 million increase due to price increases that went into effect in October 2023;
•a $0.6 million increase driven by increased utilization by existing customers; and
•a $2.7 million decrease from a decline in license counts.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(in thousands)
Cost of revenue	$14,091	$14,789	$(698)	(5)%	$42,705	$43,002	$(297)	(1)%
Gross margin	62%	55%			60%	54%
Cost of Revenue
Primary factors influencing the $0.7 million, or 5%, decrease in cost of revenue for the three months ended September 30, 2025 compared to the same period in 2024 include the following:
•a $2.1 million decrease in depreciation expense primarily due to the extension of the useful life of our infrastructure equipment;
•a $0.3 million decrease in personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives;
•a $0.9 million increase in amortization expense related to capitalized investments in platform enhancements and new software features; and
•a $0.9 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support increased storage capacity.
Primary factors influencing the $0.3 million, or 1%, decrease in cost of revenue for the nine months ended September 30, 2025 compared to the same period in 2024 include the following:
•a $4.7 million decrease in depreciation expense primarily due to the extension of the useful life of our infrastructure equipment;
•a $0.8 million decrease in personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives;
•a $2.8 million increase in amortization expense related to capitalized investments in platform enhancements and new software features; and
•a $2.3 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support increased storage capacity.

Gross Margin
Gross margin was 62% and 60% for the three and nine months ended September 30, 2025, respectively, compared to 55% and 54% for the same period in 2024, respectively. The growth in our gross margin for both periods is primarily driven by the decrease in depreciation expense due the extension of the useful life of our infrastructure equipment, effective April 1, 2025, which resulted in increases of 5% and 4% for the three and nine months ended September 30, 2025, respectively, as well as improved benefits of scale relative to the cost of personnel to support our cost of sales, and partially offset by increases related to the expansion of our data center spaces.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$11,235	$10,734	$501	5%	$34,968	$30,069	$4,899	16%
Sales and marketing	$8,996	$11,723	$(2,727)	(23)%	$28,431	$32,736	$(4,305)	(13)%
General and administrative	$6,161	$7,541	$(1,380)	(18)%	$20,927	$20,552	$375	2%
Primary factors influencing the change in operating expenses for the three months ended September 30, 2025 compared to the same period in 2024 include the following:
Research and Development
•an increase of $0.8 million related to personnel-related expenses, net of capitalization for internal-use software, to support our storage cloud features and infrastructure; and
•a decrease of $0.5 million in stock-based compensation expense related to the timing of award grants.

Sales and Marketing
•a decrease of $1.7 million due to stock-based compensation expense related to the timing of award grants; and
•a decrease of $1.2 million related to personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives.
General and Administrative
•a decrease of $0.6 million in stock-based compensation expense related to the timing of award grants;
•a decrease of $0.4 million related to foreign exchange expense related to leases denominated in foreign currencies; and
•a decrease of $0.4 million related to personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives.
Primary factors influencing the change in operating expenses for the nine months ended September 30, 2025 compared to the same period in 2024 include the following:
Research and Development
•an increase of $3.0 million related to personnel-related expenses, net of capitalization for internal-use software, to support our storage cloud features and infrastructure; and
•an increase of $1.8 million in stock-based compensation expense related to the timing of award grants.
Sales and Marketing
•a decrease of $2.2 million due to compensation expense related to a reduction in headcount;
•a decrease of $1.6 million due to stock-based compensation expense related to the timing of award grants; and
•a decrease of $0.7 million due to advertising and other sales and marketing expenses due to enhanced efficiency and customer segment targeting through more focused and effective sales and marketing efforts.
General and Administrative
•an increase of $0.6 million in legal and professional fees related to ongoing corporate and governance activities;
•an increase of related to $0.4 million stock-based compensation expense related to the timing of award grants; and
•a decrease of $0.5 million related to personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives.

Investment Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Investment income	$477	$313	$164	52%	$1,510	$1,059	$451	43%

Investment income increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to the investment of additional cash raised in the November 2024 offering.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(934)	$(868)	$(66)	(8)%	$(2,667)	$(2,690)	$23	1%
Interest expense remained relatively flat for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
Income Tax Provision
Our provision for income taxes was immaterial for the three and nine months ended September 30, 2025 and 2024.
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

The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Gross profit	$23,071	$17,800	$65,368	$50,840
Adjustments:
Stock-based compensation	318	478	1,170	1,218
Depreciation and amortization	5,970	7,191	18,998	20,844
Workforce reduction and related severance charges	—	—	(13)	—
Adjusted gross profit	$29,359	$25,469	$85,523	$72,902
Gross margin	62%	55%	60%	54%
Adjusted gross margin	79%	78%	79%	78%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net loss and comprehensive loss	$(3,778)	$(12,753)	$(20,199)	$(34,154)
Adjustments:
Depreciation and amortization	6,044	7,331	19,282	21,268
Stock-based compensation	5,445	8,438	20,108	19,495
Interest expense and investment income, net	457	555	1,157	1,631
Income tax provision	—	—	84	6
Foreign exchange (gain) loss(1)	(189)	178	437	159
Litigation settlement payments	150	—	288	—
Restructuring charges	—	—	(66)	—
Impairment of long-lived assets	258	—	258	—
Adjusted EBITDA	$8,387	$3,749	$21,349	$8,405
Net loss and comprehensive loss margin	(10%)	(39%)	(19%)	(36%)
Adjusted EBITDA Margin	23%	12%	20%	9%
________________
(1) We began including foreign exchange (gain) loss in its reconciliation of net loss to Adjusted EBITDA beginning in the third quarter of 2024. Adjusted EBITDA and Adjusted EBITDA margin for the prior periods presented have been updated to conform with current presentation.
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

We define adjusted free cash flow as net cash provided by operating activities less purchases of property and equipment, capitalized internal-use software costs, principal payments on finance leases and lease financing obligations, as reflected in our condensed consolidated statements of cash flows, and excluding payments on restructuring charges, legal settlement payments, and payments on other non-recurring charges. Adjusted free cash flow margin is calculated as adjusted free cash flow divided by revenue.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable financial measure stated in accordance with GAAP, to Adjusted Free Cash Flow for each of the periods presented.

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Net cash provided by operating activities	$14,231	$10,272
Capital expenditures(1)	(10,319)	(11,120)
Principal payments on finance leases and lease financing obligations	(13,898)	(14,755)
Litigation settlement payments	271	—
Payment of workforce reduction and related severance charges	230	—
Adjusted Free Cash Flow	$(9,485)	$(15,603)
Adjusted Free Cash Flow Margin	(9)%	(17)%
________________
(1) Capital expenditures are defined as cash used for purchases of property and equipment and capitalized internal-use software costs.
Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through payments received from our customers and, in later periods, from the net proceeds from our public offerings. As of September 30, 2025 and December 31, 2024, our principal sources of liquidity were cash, cash equivalents and marketable securities of $50.3 million and $54.9 million, respectively.
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
Debt
On June 4, 2025, we entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), establishing a senior secured revolving credit facility with a total capacity of $20.0 million (the “Revolving Credit

Facility”) to be used for general corporate purposes and working capital needs. The Revolving Credit Facility allows for borrowings, repayments, and reborrowings up to the total capacity, subject to compliance with the terms of the Credit Agreement. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. The Credit Agreement is scheduled to mature on June 4, 2027, at which point all obligations become due. The Credit Agreement includes an option that allows us to extend the maturity date by one year, subject to certain conditions.
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
As of September 30, 2025, we had $2.5 million outstanding under the Revolving Credit Facility. The interest rate in effect under the Revolving Credit Facility as of September 30, 2025 was 7.51%. As of September 30, 2025, no letters of credit were outstanding and $17.5 million was available for borrowing under the Revolving Credit Facility.
In October 2025, the Company repaid in full the outstanding balance of $2.5 million under its Revolving Credit Facility.
Debt Covenants under the Credit Agreement
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, and engage in other specified transactions. In August 2025, in connection with the establishment of a new share repurchase program (see Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we amended the Credit Agreement to permit share repurchases of up to $10.0 million, thereby excluding such repurchases from the covenant restrictions. The Credit Agreement also requires us to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which we retain control and consider as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined below) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of September 30, 2025, we were in compliance with the covenants under the Credit Agreement. Failure to comply with these covenants could limit the Company’s ability to access additional borrowings under the Revolving Credit Facility or could result in the acceleration of repayments of amounts outstanding under the facility.
Commitments
Finance Leases
We enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 12.3% as of September 30, 2025.
Operating Leases
We lease data center spaces and office space under non-cancelable operating leases with various expiration dates. The weighted average discount rate for operating leases was 6.9% as of September 30, 2025.

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
Purchase Commitments
In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of September 30, 2025, the Company had $0.5 million, $2.8 million, $2.2 million, and $0.9 million payable for these commitments during the remainder of the year ending December 31, 2025 and the years ending December 31, 2026, 2027, and 2028, respectively.
Share Repurchase Program
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and employee contributions under the 2021 Employee Stock Purchase Plan.
Repurchases may be made from time to time in open market transactions, pursuant to Rule 10b5-1 trading plans, or through other means, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The share repurchase program may be suspended, modified, or discontinued at any time and does not obligate us to acquire any amount of common stock.
During the nine months ended September 30, 2025, we repurchased a total of 142,069 shares of our common stock for $1.2 million. As of September 30, 2025, approximately $8.8 million remained available for repurchases under the program.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands, unaudited)
Net cash provided by operating activities	$14,231	$10,272
Net cash used in investing activities	$(22,220)	$(11,882)
Net cash used in financing activities	$(8,710)	$(7,388)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
For the nine months ended September 30, 2025, cash provided by operating activities was $14.2 million, which resulted from a net loss of $20.2 million, adjusted for non-cash charges of $42.9 million and net cash outflow of $8.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $20.1 million for stock-based compensation expense, $19.3 million for depreciation and amortization expense, and noncash lease expense on operating leases of $3.4 million. The net cash outflow from changes in operating assets and liabilities was primarily due to a $3.5 million decrease in operating lease liabilities reflecting the timing of lease payments, a $1.7 million increase in other assets related to the recently established sales commissions plan, a $1.7 million increase in other current assets primarily due to higher unbilled revenue, and a $1.5 million increase in accounts receivable driven by higher revenue from enterprise customers and the timing of billings and related collections.

For the nine months ended September 30, 2024, cash provided by operating activities was $10.3 million, which resulted from a net loss of $34.2 million, adjusted for non-cash charges of $42.5 million and net cash inflow of $2.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $21.3 million for depreciation and amortization expense, $19.5 million for stock-based compensation expense, and noncash lease expense on operating leases of $1.7 million. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.3 million increase of deferred revenue due to our growing sales and timing of collections from our customers and a $0.5 million increase in accounts payable, accrued expenses and other current liabilities. The cash inflows were largely offset by an increase in accounts receivable of $2.0 million due to timing of collections and payments of operating lease liabilities of $1.3 million.
Investing Activities
Cash used in investing activities during the nine months ended September 30, 2025 was $22.2 million, resulting primarily from the following activity:
•Purchases of marketable securities of $34.4 million;
•Cash payments of $5.9 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $4.4 million related to capital expenditures in support of infrastructure deployments to support our growing business; and
•Proceeds of $22.3 million from the maturity of our marketable securities.
Cash used in investing activities during the nine months ended September 30, 2024 was $11.9 million, resulting primarily from the following activity:
•Purchases of marketable securities of $32.5 million;
•Cash payments of $10.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $0.9 million related to capital expenditures in support of infrastructure deployments to support our growing business;
•Proceeds of $31.4 million from the maturity of our marketable securities; and
•Proceeds of $0.3 million from the disposition of certain hard drives.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2025 was $8.7 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $13.9 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$1.6 million related to payments on taxes for net share settlements of vested equity awards, resulting in a retirement of related equity awards;
•$1.2 million related to repurchases of our common stock;
•$0.6 million related to payments of debt issuance costs;
•$4.7 million in proceeds from the exercise of employee stock options;
•$2.5 million in proceeds from borrowings under the Revolving Credit Facility; and
•$1.4 million in proceeds from our ESPP.
Cash used in financing activities for the nine months ended September 30, 2024 was $7.4 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $14.8 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$0.9 million related to repayment of principal on financed insurance premiums;
•$6.3 million in proceeds from the exercise of employee stock options;
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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We will maintain our EGC status until December 31, 2026, which is the last day of the fiscal year following either of the following trigger events: (i) if our public float exceeds $700 million as of June 30, 2026, or (ii) the fifth anniversary of our initial public offering in November 2026. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities. As of September 30, 2025, we had cash and cash equivalents and marketable securities balances of $29.1 million and $21.2 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.
In addition, borrowings under our Revolving Credit Facility bear interest at variable rates, at our discretion, equal to either (a) the average SOFR plus 3.25% or (b) a base rate, as defined in the credit agreement, plus 2.25%. Accordingly, our future interest expense will fluctuate with changes in market interest rates. A hypothetical 100 basis point increase in the weighted-average variable interest rate on our borrowings under the facility would have had an immaterial impact on our net income for the three and nine months ended September 30, 2025.

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
As of September 30, 2025, we carried out an evaluation, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe are likely to have a material adverse effect on our business, financial condition, or operating results. We also generally maintain insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. However, the outcome of litigation is inherently uncertain. Regardless of the outcome, litigation can also have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
We incurred net losses of $20.2 million and $34.2 million for the nine months ended September 30, 2025 and 2024, respectively. Following our 17 plus years of operations, we had an accumulated deficit of $216.2 million as of September 30, 2025. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future, particularly as we seek to move up-market and may also include new market entrants, including storage offerings by some of our partners, customers or other third parties in the industry. For example, Cloudflare, CoreWeave, DigitalOcean and Vultr offer at least some form of their own storage solutions. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. We have raised prices in the past, including price increases which took effect in the fourth quarter of 2023. While we believe that these price increases resulted in increased revenue without a material negative impact on our business, any future price increases by us, or reductions in prices by our competitors, could have a material adverse effect on our business, including potential loss of customers who do not wish to renew their subscriptions at the higher prices, reduction in the number of new customers, or a decrease in the amount of data that existing (or new) customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are subject to extreme weather events and natural disasters, such as earthquakes, hurricanes and tornados, storms, floods, fires and droughts, which may become more frequent and intense due to climate change. Our facilities and the data centers that we use are also vulnerable to damage or interruption from human error, intentional bad acts, war or other military conflict, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, vendor consolidations, restructurings or bankruptcies, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, one of the data centers we use had a cooling problem due to equipment failure in October 2025. While the issue was resolved without significantly impacting access to customer data, such events could occur in the future with adverse consequences. We also periodically refresh the hardware infrastructure underlying our core storage platform to improve performance, scalability, and cost-efficiency. These refresh cycles involve operational complexity and capital investment, and any delays, cost overruns, integration issues, or unforeseen performance challenges could adversely affect service reliability, customer satisfaction, and our financial results. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure as well as the infrastructure of our data center partners may not be adequately designed or operate with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
The promotion of our brand has in the past, and may in the future cause us to make substantial expenditures, particularly as our markets become more competitive and we expand into new markets or offer new products or services, or additional features. Expenditures intended to maintain and enhance our brand may not be cost-effective or effective at all. If we do not successfully maintain and enhance our brand, we may have reduced pricing power relative to our competitors, we could lose customers, we could fail to attract potential new customers or retain our existing customers, or our blog and thought leadership in our industry may decline in popularity, all of which could materially and adversely affect our business.
If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.
Our customers rely on our solutions to store or use their files, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (“DDoS”) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, lead to the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation and negatively impact us and our customers. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could permit attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. In addition, we regularly encounter attempts to create false or undesirable user accounts, phishing attacks and various types of DDoS attacks, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, the use of generative artificial intelligence (“AI”), or other societal or political developments resulting in periods of increased political tensions and military conflicts, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective, and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract customers on a cost-effective basis. Any price increases could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. For example, in April 2025 we announced B2 Overdrive, a premium priced high-performance cloud storage solution, which is intended to meet the demands of data-intensive workloads such as AI and machine learning training, high-performance computing (HPC), large-scale analytics, and media processing. While this expansion opens new market opportunities, it also introduces risks associated with entering a competitive and rapidly evolving sector, including the need for substantial investment in infrastructure, often in advance of corresponding revenue generation, and potential challenges in meeting specialized customer requirements. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
A portion of our potential customers locate our website through search engines, such as Google, Bing, and Yahoo!. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if AI technologies replace traffic from search engines, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in promoted search result costs could adversely affect our customer acquisition efforts and our operating results. In addition, we also rely on our blog and word of mouth to drive additional customers. To the extent our blog does not continue to attract readers or if our reputation is harmed, these additional means of attracting customers may no longer provide significant numbers of customers in the future.
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
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or develop new services that achieve market acceptance, our business could be adversely affected. We have recently launched various new product features and other changes, including B2 Overdrive. We cannot be certain whether such features and other changes will achieve a desired level of market adoption and return on investment. We have also launched product features that utilize AI, and may offer additional AI related solutions in the future. Embedding AI in our solutions exposes us to additional risks for potential inaccuracies or bias in AI outputs as well as data privacy, intellectual property, or other regulatory and compliance requirements. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We also have limited internal resources and thus need to selectively prioritize features and other development and infrastructure projects, and de-prioritize certain other projects. Although we seek to prioritize the projects that we believe are the most important and de-prioritize projects of lesser importance based on the information available to us at any given time, there is no guarantee that our prioritization efforts will achieve the desired market adoption or infrastructure improvements and we may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. In addition, any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, any enhancements, new features or offerings generally require upfront investments before any potential return on investment, and may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
Material defects or errors in our software or hardware failures could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.
The software underlying our cloud services is inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our cloud services, and new defects or errors in our existing solutions may be detected in the future by us, our customers or partners, or other third parties. The costs incurred in correcting such defects or errors may be substantial and could negatively impact our business. For example, to the extent that the encryption keys for encrypted customer data stored by us were to be deleted or corrupted, the data could become unrecoverable. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our cloud services. Hardware is susceptible to failures over time and requires maintenance effort and costs. Any defects in, or unavailability of, our software or hardware failures that cause interruptions to the availability of our cloud services or that otherwise impact our business could, among other things:
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
We have recently experienced, and continue to experience, a period of rapid growth, which may not be sustained. The amount of data stored with us and the storage infrastructure deployed by us has increased significantly. The number of customer requests on our network has also increased rapidly in recent years. In 2023 and 2024, we initiated measures to reduce headcount and took other actions to pursue greater cost efficiency and align strategic initiatives. Nevertheless, in the long term, we expect to continue to expand our operations and to increase our headcount, network, and product offerings significantly. Our growth has placed, and future growth may continue to place, a significant strain on our management, corporate culture, quality of our cloud services, and administrative, operational, security, and financial infrastructure. Our headcount needs also fluctuate, and we may seek, and have sought by way of the recent restructuring measures, to “right size” our workforce from time to time due to changing business needs and other conditions. It may also be difficult to effectively manage our workforce on a timely basis in response to such changes. It is also important that we successfully leverage our existing employee base and any headcount growth, particularly as our business grows and the corresponding demands on our business increase. Our success will depend in part on our ability to manage this growth effectively, which will require that we, among other things, continue to improve our administrative, operational, financial, and management systems and controls. If we fail to manage our growth, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data center spaces.
We must continue to effectively manage our infrastructure, including capital expenditures to maintain and expand our data center capacity, servers and equipment, and locations. The costs of building out and maintaining our data center spaces, including the purchase and leasing of equipment, constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors, potentially with little or no advance notice, it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data center spaces, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity.
The competition for data center space, infrastructure and equipment has intensified significantly, particularly due to increased demand from AI and other compute-intensive workloads. As a result, available capacity in key markets is limited, and data center and other vendors have, and may in the future, implemented more stringent qualification and other requirements. These heightened requirements may favor larger, better-capitalized companies and could make it more difficult or costly for us to secure additional data center space or renew existing agreements on favorable terms. It can also take time to add data center capacity, whether at existing data center locations or new locations, and therefore, we may also not be able to expand our data center capacity to address customer needs on a timely basis. In addition, many of our data center spaces are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center space, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. If we are unable to obtain sufficient data center capacity, or if we are forced to accept less favorable terms, our ability to scale, maintain service levels, or otherwise grow our business could be adversely affected.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. The consumer portion of the market for our Computer Backup has also been experiencing downward pressure as the market for standalone consumer backup solutions has matured. Future price increases for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through new features and additional paid products, such as B2 Overdrive, enterprise controls and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.
To the extent we target different types of customers, we may face increased demands and challenges that adversely impact our business and operations.
Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may also face greater peak demands on our infrastructure from customers using our platform that could temporarily impact the quality of our services, strain our resources, increase our operating costs or require additional capital expenditures. For example, we have experienced an increasing number of AI technology companies using our platform and have increased our focus on AI customer opportunities. The market for AI is evolving rapidly and subject to significant changes and demands. Our focus on AI customers subjects us to significant risks including rapid technological obsolescence, intense competition from established companies as well as new market entrants, and high volatility. The AI market is characterized by rapid innovation cycles that could render our solutions obsolete, and may involve significant investments and dedication of resources in engineering, technical operations, sales and marketing. In addition, the nature of AI workloads often requires higher performance, lower latency, and increased utilization of storage infrastructure compared to traditional customers. Certain data heavy use cases, including various AI use cases, place greater demands on our storage systems, including higher throughput, increased hard drive processing, and more intensive data access patterns. These requirements could increase our infrastructure costs, accelerate hardware wear, and require additional investment in technology and capacity. If we are unable to meet the evolving needs of these types of customers or manage the associated operational challenges, our business, infrastructure, and financial results could be adversely affected. As a result, our business may also fluctuate more significantly as our customers experience volatility and fluctuating demands as the AI market and the business needs of our customers evolve.
We may also face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education, prolonged contract negotiations and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. In addition, the loss of any larger customers will have a greater impact on our financial results than the loss of smaller customers, which could cause our financial results to fluctuate more significantly from period to period. Moreover, we cannot assure you that our efforts to attract and retain customers will be successful or justify the additional investments in a timely manner, or at all.

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
Our quarterly results of operations have fluctuated in the past and may vary significantly in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the trading price of our common stock. Factors that may cause fluctuations in our quarterly results of operations include, without limitation:
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
•inflation in the United States and other regions;
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and other key personnel. Substantially all of our employees, including our senior management, are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees, particularly given that some of these employees may hold equity of the Company that is largely vested, or that we would be able to timely replace members of our senior management or other key employees should any of them depart. Various personnel actions, including the restructurings and reductions in force we previously announced in November 2025 and November 2024, can also create disruption and result in additional turnover. Changes in key personnel may result in a loss of institutional knowledge, delay near term decision making, and create uncertainty for employees, customers and partners. The loss of experienced personnel, or delays in hiring and onboarding qualified successors, could adversely affect our go to market success, product development, engineering execution, and overall business performance.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. The market for such talented personnel is particularly competitive in the San Francisco Bay Area, where our headquarters is located. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, in 2024 we implemented a new commission structure for our sales team and expect to adjust our commission structure at least annually. If our sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. We also rely from time to time on hiring employees from foreign countries, which may require immigration requirements and pose additional risks related to increased operations in foreign countries detailed elsewhere in these risk factors. In particular, the immigration process can be subject to frequent changes and limitations, and we may experience difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other countries, which could negatively impact our ability to fully leverage our personnel. For example, the United States government recently announced significant fee changes to the H-1B process. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.

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
During the nine months ended September 30, 2025, we derived approximately 29% and of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We expect to continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data center spaces, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant upfront and on-going investments and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
Expanding our international operations and complying with applicable laws and regulations may substantially increase our cost of doing business in international jurisdictions. For example, in September 2025, the EU Data Act imposes new requirements on cloud service providers, including enhanced data portability, interoperability, customer switching rights and early termination rights, as well as restrictions on data transfer and access by non-EU authorities. Compliance with these obligations will require changes to customer contracts and internal processes, and could increase our operational costs. We may also be unable to keep current with changes in laws and regulations as they develop, and we or our employees, contractors, partners, and agents may fail to maintain compliance with applicable laws and regulations. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. We also have numerous international partners and suppliers that could result in a direct or indirect impact on our business based on the international risks described above. If we, or our partners and suppliers, are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.
We use AI technologies internally to increase employee productivity and efficiency, but it also exposes us to additional risks that could harm our business.
We use AI in our internal operations, which exposes us to a variety of operational, legal, reputational, and competitive risks. While AI has the potential to enhance efficiency and innovation, its implementation remains subject to significant limitations and uncertainties. AI models can produce inaccurate, biased, or incomplete outputs that may affect decision-making or generate erroneous results in critical workflows. If we fail to effectively monitor or validate AI-generated outcomes, we may inadvertently introduce bugs, security vulnerabilities, or flawed customer communications, which could harm our product performance or customer trust. Moreover, our use of AI tools often depends on third-party providers, some of which may process sensitive company or customer data. Even when such third parties are contractually obligated to protect and not share such data, we face risks related to data leakage, model training on proprietary information, or noncompliance with evolving privacy laws and regulations. Any unauthorized disclosure or misuse of confidential data due to AI use could result in regulatory penalties, reputational damage, or legal liability. Additionally, the use of generative AI in coding, content creation, and other knowledge work may introduce intellectual property risks, including uncertainty around ownership of AI-generated materials and inadvertent incorporation of third-party proprietary content. As AI regulation develops globally, we may face increased compliance burdens and restrictions on how we deploy AI internally. We may also fail to achieve anticipated efficiency gains, fall behind competitors who more successfully adopt these technologies, or incur additional costs without realizing expected benefits. Our failure to manage these evolving risks could adversely impact our operations and business.

We store personal information and other customer data, which subjects us to various data privacy laws, governmental regulations, and other related legal obligations, and any actual or perceived failure to comply with such requirements could harm our business.
We store personal information and other customer data, as well as use certain cookies on our website, that are subject to numerous federal, state, local, and foreign laws regarding privacy and the storing and protection of personal information and other customer data, and disclosure requirements regarding the use and certain breaches of such laws. For example, we are subject to the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”), among other laws and regulations around the world. Other comprehensive data privacy or data protection laws or regulations requiring local data residency and/or restricting the international transfer of data have been passed or are under consideration in other jurisdictions. In addition, some industries have industry-specific requirements relating to compliance with certain privacy, security and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act (“HIPAA”). Such laws give rise to an increasingly complex set of compliance obligations regarding our ability to gather, use, and store customer data and customer account data.
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
If we are unable to successfully market and sell our cloud services to mid-market organizations, our ability to grow our revenue and achieve profitability will be harmed. We expect it will be more difficult and expensive to attract and retain mid-market organization customers than other customers because mid-market organizations are more frequently forced to curtail or cease operations due to the sale or failure of their business; can be more difficult to identify and may require more expensive, targeted sales campaigns; and generally have lesser amounts of data to store than larger organizations, thus requiring us to successfully sell to and support more mid-market organizations for meaningful revenue impact. In addition, mid-market organizations frequently have limited budgets and are more likely to be significantly affected by economic downturns than larger, more established companies. For example, high inflation and recession concerns in the United States could have a greater adverse impact on mid-market organizations. As a result, mid-market organizations may choose to spend funds on items other than our cloud services, particularly during difficult economic times. If we do not achieve continued success among mid-market organizations, our business, operating results, and future growth would be adversely affected.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine, Israel-Hamas and Israel-Iran-United States, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. For example, inflation in the United States experienced a significant surge in 2021 and 2022, in part driven by the pandemic, followed by a gradual decrease since that time. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, political uncertainty and changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.
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
We are an emerging growth company, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We expect to remain an emerging growth company through the last day of fiscal year 2026, and therefore will cease to be an EGC as of December 31, 2026. Investors may find our common stock less attractive due to our election to rely on these exemptions and there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
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
We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the Russia-Ukraine, Israel-Hamas, Israel-Iran-United States, and China-Taiwan conflicts, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. One of our data center vendors also went through bankruptcy proceedings in 2022. Although none of these prior examples resulted in any material impact to our business, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
We rely on third-party systems for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial, enterprise risk planning and operational services to support our business, including Stripe, HubSpot, NetSuite, FireHydrant, and Zendesk. For example, many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process such payments. To the extent there are any issues with the payment processing, including increases in payment processing fees, delays in receiving payments from payment processors, or other disruptions or failures in our payment processing systems, our revenue, operating expenses, and results of operation could be adversely impacted. We depend upon such third party vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas of our business such as our ability to timely provide required financial reporting. In addition, we periodically implement new third party systems, features, and software releases. The implementation of new systems, features or releases may be complex and could introduce undetected errors, bugs, compatibility issues or other integration issues. These issues could lead to service outages, data loss, security vulnerabilities, or other disruptions that negatively impact our customers and business operations. If we fail to successfully manage risks associated with third-party dependencies, our business, financial condition, and results of operations could be materially and adversely affected.
We are an emerging growth company, which provides, among other things, reduced disclosure requirements, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our Common Stock less attractive to investors.
As of June 30, 2025, we continued to qualify as an “emerging growth company,” as defined in the securities law. For as long as we continue to be an emerging growth company, we have taken, and may continue to take, advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced certain financial disclosure requirements and exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. By taking advantage of some or all of the reduced disclosure requirements available to emerging growth companies, investors may find our common stock less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.
We will remain an emerging growth company until December 31, 2026, which is the last day of the fiscal year following either of the following triggering events: (i) if the Company’s public float exceeds $700 million as of June 30, 2026, or (ii) the fifth anniversary of the Company’s initial public offering in November 2026. As a result, our 10-K for the year ended December 31, 2026 will no longer reflect any reduced disclosure requirements as an emerging growth company.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Department of Treasury. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. In July 2025, the federal government enacted the One Big Beautiful Bill Act (the “OBBB Act”), which permanently extended and modified several provisions of the 2017 Tax Cuts and Jobs Act and introduced significant new tax rules applicable to corporations. Among other things, the OBBB Act is expected to increase our net operating losses and related valuation allowances. We will continue to evaluate the specific impacts of the OBBB Act and further guidance or regulation may be issued by the U.S. Department of the Treasury that could impact our business. Although we cannot predict the full impact of these changes to our business, they could affect our business in a variety of ways, including some impacts that may benefit us and other impacts that may adversely affect our business, financial condition, results of operations or cash flows.
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
The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality and those related to the valuation of our Employee Stock Purchase Plan expense. We also regularly review long-lived assets, including property and equipment, and intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If parts of our business, including products or features, market conditions or business opportunities change in ways that negatively impact these assets, we may be required to record impairment charges. Any such charges could be material and adversely affect our results of operations and financial condition.
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
With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. The use of generative AI tools could also expose us to inadvertently disclosing trade secrets or other confidential information or inadvertently cause us to violate third party intellectual property rights. We seek to protect these trade secrets and other proprietary technology, in part, by internal controls and policies as well as entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into or our other internal controls and policies will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, and these and other actions that we take may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these actions do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.
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
Prior to the listing of our common stock, there was no public market for shares of our common stock. Since our initial public offering, the stock price of our common stock has experienced very high volatility and the market prices of securities of other newly public companies have historically been highly volatile. For example, from July 1, 2025 to September 30, 2025, our stock price rose over 73%. The market price of our common stock could be subject to wide fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control and may not be related to our operating performance.
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

The requirements of being a public company, particularly after we are no longer an “emerging growth company,” may strain our resources, require us to incur substantial costs and will require substantial management attention.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and employee contributions under the 2021 Employee Stock Purchase Plan.
The following is a summary of the repurchases of our common stock, by month, during the quarter ended September 30, 2025 (in thousands, except for share and per share information):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2025	—	$—	—	$10,000
August 1 to 31, 2025	97,683	$8.03	97,683	$9,215
September 1 to 30, 2025	44,386	$9.01	44,386	$8,815
Total	142,069	$8.34	142,069
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
Date: November 6, 2025

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)