Form 10-K
period 2025-12-31
Backblaze, Inc.
filed 2026-03-10
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41026
_________________________________
BACKBLAZE, INC.
_________________________________
(Exact name of registrant as specified in its charter)

Delaware	20-8893125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2261 Market Street STE 81006 San Francisco, CA	94114
(Address of Principal Executive Offices)	(Zip Code)
(650) 352-3738
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BLZE	The Nasdaq Stock Market LLC (The Nasdaq Global Market)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $5.50 for a share of the registrant’s Class A common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter), as reported by the Nasdaq Global Market, was approximately $240.3 million. Shares of Class A common stock held by each executive officer, director, and holder of 5% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2026, 60.1 million shares of the registrant’s Class A common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant’s 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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
•our ability to successfully obtain timely returns on our investments in initiatives relating to sales and marketing, research and development, storage capacity, and other areas;
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

Part I

Item 1. Business
Overview
We are a high-performance cloud storage platform for data-intensive use cases in the artificial intelligence (“AI”) era and across a broad range of modern cloud workloads, designed to help customers address complex storage needs by reducing the barriers of lock-in, complexity, and cost. Our mission is to make customers succeed by solving their toughest data storage challenges. We aim to achieve this mission through our purpose-built, web-scale software infrastructure, which is essential to the global data center and compute infrastructure buildout.
We provide cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering a cloud storage solution optimized for price-to-performance at scale, engineered for efficiency, and priced predictably, we substantially reduce the cost, complexity and frustration of storing, using, and protecting data, and we empower customers to focus on their core business operations. Customers use us to support their AI workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and information technology (“IT”) needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers as of December 31, 2025, and our direct sales activities have historically supported us in acquiring larger customers, including leading neocloud platforms via our Powered by Backblaze program. As we move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of customers like these. Our customers use our Backblaze Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 5 billion gigabytes of data storage under management.
At its founding, Backblaze set out to dramatically simplify the process of storing, using, and protecting data. Over the following years, we focused relentlessly on cutting away the complexity common among traditional cloud vendors’ services and legacy on-premises system vendors. Today, we believe that our solutions are differentiated by their performance and cost efficiency while also delivering reliability and ease of use. Our strategy centers on a focused set of storage use cases and participation in an open cloud ecosystem, which we believe positions us to prioritize opportunities with emerging data-heavy workloads like those with AI model builders and neocloud platforms utilizing our Powered by Backblaze program. Alongside these emerging opportunities, we continue to grow our business and opportunities among the developers of application storage solutions while also continuing to service our foundational use cases including media and entertainment and cyber resilience. Finally, we continue to invest in our self-serve user base, where developers who are experimenting with AI can experiment and grow within our storage platform.
Our Platform and Cloud Services
Backblaze Storage Cloud
The Backblaze Storage Cloud provides the core platform for our cloud services and is designed to deliver high-performance, secure, reliable object storage at exabyte scale. It currently manages over 1 trillion files which are available on demand and is designed to scale efficiently to meet growing enterprise workloads and AI-driven data demands. The key enabler of the Backblaze Storage Cloud is its proprietary global-scale system and software architecture, which manages our global physical infrastructure, including hundreds of thousands of hard drives across multiple data centers.
The web-scale software layer receives, stores, and delivers data for customers across the globe, intelligently allocating storage based on capacity and demand to maintain availability and durability at scale. Managing ever-growing volumes of data across increasingly large hard drives while maintaining durability, availability, and throughput is highly complex. We believe that continued investment in developing performance optimization, efficiency improvements, operational support, and other software innovation enhances our ability to efficiently leverage hardware and scale cost-effectively. Alongside these core processes, this software architecture manages load balancing, caching, deletion, billing, and other essential functions for hundreds of thousands of customers. Regular updates to our codebase further strengthen these capabilities and improve the overall performance of our Infrastructure-as-a-Service platform (“IaaS”).
Our vault architecture creates redundancy for the storage of customer data using proprietary and other algorithms. Our software splits each uploaded customer file into several data parts, adds multiple redundant parts, and stores these parts across discrete hard drives in different servers in a data center. As a result, even if a few of the parts are entirely lost or offline, we are able to reconstruct the customer data from the remaining parts for durability and availability. Our globally distributed storage platform also offers customers multi-region geographic choice for their data, including East and West Coast regions in the United States, as well as regions in Canada, and Europe, providing flexibility for different needs including geopolitical considerations, regulatory requirements, and performance optimization.
As our customers’ data needs grow, we seek to continuously and smoothly deploy additional infrastructure and utilize finance leases to align capital deployment with platform scaling requirements. These ongoing investments are designed to support high sustained throughput relative to price, while performing at levels that we believe are at or above competitors’ performance across a range of metrics, including upload and download throughput for multiple file sizes and concurrency profiles. We periodically publish performance testing results and our performance testing methodologies to enhance transparency and enable benchmarking against other cloud storage providers.
Cloud Service Offerings
Through our Backblaze Storage Cloud platform, we deliver two primary services, B2 Cloud Storage and Computer Backup, which are designed to enable customers to store, use, and protect their data in flexible and cost-effective ways. These services leverage the same core software architecture, allowing us to serve a broad spectrum of customers, from individual users to large enterprises, with consistent performance, security, and reliability.
B2 Cloud Storage
B2 Cloud Storage provides customers with direct access to the Backblaze Storage Cloud platform, enabling them to store, use and protect data for a broad range of use cases. Users can access this platform through industry standard and native application programming interfaces, software development kits, our web interface, or hundreds of third-party integrations. The wide range of options for accessing B2 Cloud Storage allow for broad use, including developers and partners who can integrate storage capabilities into their technology stack or build their own solutions on top of our platform. Customers also strategically tier backups of their core data systems to the Backblaze Storage Cloud platform, including on-premises and virtual machine servers and other high-capacity storage devices.
Businesses are increasingly incorporating B2 Cloud Storage, including our premium high-throughput offering, B2 Overdrive, into AI and machine learning (“ML”) workflows, ensuring data accessibility, scalability, and efficient network performance. From raw data collection and processing, to model training and inference, B2 Cloud Storage is designed to provide a reliable foundation for managing vast datasets, enable seamless data transfer to graphics processing unit (“GPU”) clusters, optimize storage for AI-generated outputs, and provide cost-effective, scalable storage for monitoring and logs. B2 Overdrive is built on the foundation of B2 Cloud Storage, and includes throughput up to 1Tbps, unlimited free egress, and private networking support, designed to give customers the ability to run data-intensive workloads without compromising on performance to keep costs manageable. This flexibility allows customers to leverage best-of-breed compute GPU services without vendor lock-in, and significantly reduces data transfer costs, maximizing resource utilization and minimizing overall expenses.
Customers leverage B2 Cloud Storage for a wide range of other use cases, including public, hybrid and multi-cloud data storage; application development and DevOps; content delivery and edge computing; security and ransomware protection; media management; backup, archive and tape replacement; and Internet of Things (e.g., storing data for surveillance systems, autonomous vehicles, and smart devices). In multi-cloud environments typical of AI and data-intensive workloads, customers frequently move large volumes of data across cloud providers, which can create operational complexity and result in significant data egress fees. B2 Cloud Storage's open platform and standard free egress (up to 3x of data stored) are designed to enable cost-efficient multi-cloud architectures and seamless data orchestration across diverse cloud environments.
B2 Cloud Storage operates as an IaaS model, enabling customers to scale up and down as needed on a pay-as-you-go basis or to purchase capacity or committed contracts for greater predictability.

Computer Backup
Our Computer Backup cloud service solution backs up laptops, desktops, and external hard drives in a continuous and automated fashion. Whether for home computers or a business’ full fleet of machines, customers can back up a virtually unlimited number of files without size or speed constraints. Computer Backup offers transparent, flat-rate pricing to allow customers to continuously back up data and is delivered as a subscription-based Software-as-a-Service (“SaaS”) model.
Computer Backup includes a lightweight agent that runs locally on each end user’s computer, continuously searching for new and changed files in a manner unobtrusive to the user. When a new or changed file is detected, the altered data is backed up and sent to the Backblaze Storage Cloud. Once there, it is accessible to the end user or business administrator responsible for managing the account. In the event of data loss, customers can restore all or portions of their backed-up data.
Customers leverage Computer Backup for many different use cases, including Mac and PC backup; ransomware protection; theft and loss recovery; data archiving; organization- and managed service provider (“MSP”)-level management; and remote access.
Revenue
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
For the year ended December 31, 2025, compared to the year ended December 31, 2024, our B2 Cloud Storage revenue grew by 26% and our Computer Backup cloud service revenue grew by 3%.

Go-to-Market and Partnerships
We continue to evolve our go-to-market strategy to focus on high-value customers with enterprise-scale workloads. Our marketing and demand generation teams have reoriented toward account-based marketing, targeted digital campaigns, and industry-specific content. In parallel, we have expanded our direct and channel sales capabilities to support complex procurement cycles and larger multi-year engagements.
Our go-to-market model includes both a sales-assisted motion and a self-service motion. The sales-assisted motion is executed by our internal sales organization, while the self-service motion enables customers to begin using our services quickly through our website and onboarding tools. Together, these motions are designed to allow us to efficiently reach a broad range of customer types and buying preferences.
Sales-Assisted Motion
The sales-assisted motion is supported by the following teams within our sales organization:
•Direct Sales, which focuses on acquiring and expanding relationships with larger customers and strategic accounts, including leading neocloud and AI customers.
•Channel Sales, which manages relationships with resellers and distribution partners who sell our solutions to their customers.
•Alliances, which collaborates with technology partners whose solutions integrate with or complement our platform, enhancing the value we deliver to joint customers.
While our Direct Sales team focuses on acquiring and expanding relationships with larger customers, our Channel Sales and Alliances teams extend our reach by working with our broader partner ecosystem. This ecosystem, including technology partners, channel partners, and MSPs, broadens our distribution network, enhances product integration opportunities, and is designed to drive incremental adoption of our Backblaze Storage Cloud solutions.

Partner Ecosystem
•Technology Partners. Our platform, together with those of our technology partners, enables software developers to efficiently build applications and provides a cloud storage foundation for partners whose products require reliable, scalable data storage to serve their customers. Partners offering software, hardware, or SaaS solutions to perform backups, synchronize data, manage media, and address other use cases either integrate our Backblaze Storage Cloud as their underlying data storage, or offer it as an optional storage choice to their customers.
•Channel Partners. We sell B2 Cloud Storage to resellers at a discounted rate. Resellers then market and sell B2 Cloud Storage individually or as part of broader solutions to businesses and organizations. This channel provides greater access to markets with specialty needs in the purchasing process, like state and local governments and educational institutions.
•MSPs. Our platform enables MSP partners to store data for backups, archives, hybrid cloud setups, ransomware protection, and other data management use cases. MSPs deliver critical IT solutions for mid-market organizations who often lack the resources to manage these workloads internally. We believe these providers choose Backblaze for the breadth of our platform support, competitive pricing that strengthens their own margin profiles, and ease of use that simplifies service delivery across diverse client environments.
Our white-label Powered By Backblaze program enables third-party organizations to integrate our cloud storage into their products and offer it directly to their customers under their own brand while owning the customer relationship. This program expands our reach into new customer segments and markets and creates shared growth opportunities with our partners.
Customers
Our customer base includes individuals, developers, MSPs, small and medium-sized businesses and large enterprises across industries including media, AI innovators, creative agencies, academic institutions, government agencies, research institutes, and gaming companies. As of December 31, 2025, we had over 500,000 customers in over 175 countries, including approximately 400,000 customers using our Computer Backup cloud services solution and approximately 120,000 customers using our B2 Cloud Storage solution (approximately 20,000 customers use both our B2 Cloud Storage and Computer Backup solutions). Our customer base is highly diversified, with no single customer accounting for more than 10% of our total revenue in 2025 or 2024.
The markets addressed by our platform include Public Cloud IaaS storage. According to International Data Corporation forecasts, the worldwide market for Public Cloud IaaS Storage is expected to grow to $118 billion by 2028.
Sales and Marketing
Our sales and marketing strategy is designed to drive awareness, adoption, and expansion across both self-serve and direct sales motions by aligning our go-to-market efforts with how developers and businesses increasingly discover and adopt cloud infrastructure. We are investing in a number of initiatives that reduce friction for developers building businesses with AI- and other data-intensive workloads, while reinforcing our positioning as a high-performance, cost-effective, open cloud storage provider. These efforts are intended to generate qualified demand, support customer acquisition via an account-based marketing approach, and strengthen our presence within key ecosystems, allowing us to effectively go to market with customers ranging from fast moving startups to established businesses with complex procurement cycles and larger multi-year engagements. Key initiatives of this strategy include creating opportunities for frictionless AI adoption through open source ecosystems, expansion of our developer relations efforts, and the launch of Flamethrower, a startup program designed to provide early-stage companies with product credits, technical support, and ecosystem partnerships to drive early adoption and long-term customer growth.
Prospective customers find us through multiple channels, including our website, partner ecosystem, and community engagement. We leverage both online and offline marketing channels such as blogs, events and trade shows, seminars and webinars, whitepapers, case studies, search engines, advertising and email marketing. We also attend and sponsor industry events and are launching digital advertising campaigns to further extend our reach. In addition to generating customers, our content generation efforts have contributed to building a community of thousands of partners.

Research and Development
Our R&D investments are focused on building an exabyte-scale storage platform that supports modern, data-intensive use cases, including AI training, analytics, and high-performance computing. In 2025, we launched several new features that enhance performance, enterprise administration, and security, such as B2 Overdrive, an updated enterprise web console, Bucket Access Logs, AI-powered Anomaly Alerts, Multi-Bucket Application Keys, support for S3 API lifecycle rules and checksums, and Legal Hold for Computer Backup.
We continue to invest in optimizing our global storage architecture for scale and throughput, ensuring the Backblaze Storage Cloud remains performant and cost-efficient as customer data footprints and workloads expand. To support higher performance and more complex use cases, we delivered platform enhancements, including upgrading our network with AI-ready 400G-capable links, optimizing our backend for faster uploads and downloads, expanding capacity and efficiency across regions, and instituting mandatory multi-factor authentication to improve account security.
Competition
We compete primarily on the efficiency of our platform, which enables us to deliver high-performance, enterprise-grade cloud storage at a meaningfully lower cost than traditional hyperscale providers. Our proprietary infrastructure design and software-driven architecture create operating efficiencies that we pass directly to customers through simple and transparent pricing. This combination of performance, predictability, and affordability appeals to both enterprise and AI-driven organizations that require scalable, reliable data storage.
In addition to price, we differentiate through ease of use, interoperability, and an open cloud ecosystem that integrates with a broad range of technology partners and multi-cloud environments. Our growing network of MSPs, channel partners, and technology integrations extends our reach into enterprise and mid-market segments, providing customers flexible procurement and deployment options. This efficiency-driven affordability positions Backblaze as a distinct alternative for organizations scaling workloads such as AI/ML training, media production, and data resilience.
Intellectual Property
Our success depends in part on our ability to obtain and maintain intellectual property protection for our technology platform and cloud services, to defend and enforce our intellectual property rights, to preserve the confidentiality of our trade secrets, and to operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others. While we do not currently own any patents, we have three pending patent applications.
We protect our intellectual property through a combination of trade secrets, copyrights, trademarks, service marks, and domain names. In addition, we control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals, and entities that may be exploring a business relationship with us. We own the following registered trademarks: “Backblaze,” “B2,” “Break Free,” “Blaze Forward” and the Backblaze logo. We also have pending trademark applications.
Policing unauthorized use of our technology and intellectual property rights is challenging. Despite our efforts, unauthorized parties may attempt to copy or otherwise use our technology to develop applications with the same functionality as our offerings, and the measures we take to protect and preserve our trade secrets may be inadequate, and we may not have adequate remedies for violations of such measures. Furthermore, our trade secrets may become known or be independently discovered by competitors.
We may also be subject to third-party infringement claims from our competitors or non-practicing entities, some of which may have greater resources than we have. For more information regarding risks related to our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”
Employees and Human Capital
As of December 31, 2025, we had approximately 320 full-time employees. Our workforce is predominantly remote, excluding certain employees, such as operational personnel. No employees are represented by a labor union with respect to his or her employment by us. A significant number of our employees are either software engineers that develop and improve the software that runs our Backblaze Storage Cloud or operations employees that specialize in network operations, site reliability engineering, technical operations, and supply chain, which operate our software and systems to deliver our infrastructure as a service and our cloud services.
Backblaze’s culture is a core strength, and we believe our employees are fundamental to our success. We emphasize inclusion, collaboration, and transparency, recognizing that diverse perspectives, skills, talents, backgrounds, cultures and circumstances strengthen our ability to innovate and serve a broad array of customers. As our business evolves toward enterprise and AI-driven markets, we adopt an AI-first model for employees to strengthen productivity, improve customer outcomes, and support scalable growth.
Facilities
We lease data center spaces in California; Arizona; Virginia; Toronto, Canada; and Amsterdam, the Netherlands. These facilities support our global cloud infrastructure and are scalable to meet expected capacity needs.
Corporate Information
We were incorporated in Delaware in 2007 under the name Backblaze, Inc. We completed our initial public offering in November 2021 and our Class A common stock is listed on The Nasdaq Global Market under the symbol “BLZE.” Our principal executive offices are located at 2261 Market Street STE 81006, San Francisco, CA 94114 and our telephone number is (650) 352-3738. Our website address is www.backblaze.com.
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
We incurred net losses of $25.6 million, $48.5 million, and $59.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Following our 18 plus years of operations, we had an accumulated deficit of $221.6 million as of December 31, 2025. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future, particularly as we seek to move up-market and may also include new market entrants, including storage offerings by some of our partners., customers or other third parties in the industry. For example, Cloudflare, CoreWeave, DigitalOcean and Vultr offer at least some form of their own storage solutions. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. We have raised prices in the past, including price increases which took effect in the fourth quarter of 2023. While we believe that these price increases resulted in increased revenue without a material negative impact on our business, any future price increases by us, or reductions in prices by our competitors, could have a material adverse effect on our business, including potential loss of customers who do not wish to renew their subscriptions at the higher prices, reduction in the number of new customers, or a decrease in the amount of data that existing (or new) customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service or loss, or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are subject to extreme weather events and natural disasters, such as earthquakes, hurricanes and tornados, storms, floods, fires and droughts, which may become more frequent and intense due to climate change. Our facilities and the data centers that we use are also vulnerable to damage or interruption from human error, intentional bad acts, war or other military conflict, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, vendor consolidations, restructurings or bankruptcies, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, one of the data centers we use had a cooling problem due to equipment failure in October 2025. While the issue was resolved without significantly impacting access to customer data, such events could occur in the future with adverse consequences. We also periodically refresh the hardware infrastructure underlying our Backblaze Storage Cloud platform to improve performance, scalability, and cost-efficiency. These refresh cycles involve operational complexity and capital investment, and any delays, cost overruns, integration issues, or unforeseen performance challenges could adversely affect service reliability, customer satisfaction, and our financial results. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure as well as the infrastructure of our data center partners may not be adequately designed or operate with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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

Our customers rely on our solutions to store or use their data, which may include confidential or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (“DDoS”) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, lead to the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation and negatively impact us and our customers. For example, in December 2021, an industry-wide zero-day vulnerability was discovered in the Apache Log4j logging library commonly used by many companies throughout the world that could permit attackers to take control of vulnerable servers. Although we were not aware of any unauthorized access to our systems due to the Log4j vulnerability, out of an abundance of caution and because Log4j was leveraged widely in our environment, we decided it was in our customers’ best interest to take our systems offline for a short period of time until we could apply the security patch. In addition, we regularly encounter attempts to create false or undesirable user accounts, phishing attacks and various types of DDoS attacks, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, the use of generative AI, or other societal or political developments resulting in periods of increased political tensions and military conflicts, could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective, and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract customers on a cost-effective basis. Any price increases could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. For example, in April 2025 we announced B2 Overdrive, a premium priced high-performance cloud storage solution, which is intended to meet the demands of data-intensive workloads such as AI and ML training, high-performance computing, large-scale analytics, and media processing. While this expansion opens new market opportunities, it also introduces risks associated with entering a competitive and rapidly evolving sector, including the need for substantial investment in infrastructure, often in advance of corresponding revenue generation, and potential challenges in meeting specialized customer requirements. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.

A portion of our potential customers locate our website through search engines and social media platforms. Our ability to maintain the number of visitors directed to our website is not entirely within our control. If search engine companies modify their search algorithms in a manner that reduces the prominence of our listing, or if our competitors’ search engine optimization efforts are more successful than ours, or if AI technologies replace traffic from search engines, fewer potential customers may click through to our website. In addition, the cost of purchased listings has increased in the past and may increase in the future. A decrease in website traffic or an increase in promoted search result costs could adversely affect our customer acquisition efforts and our operating results. In addition, we also rely on our blog and word of mouth to drive additional customers. To the extent our blog does not continue to attract readers or if our reputation is harmed, these additional means of attracting customers may no longer provide significant numbers of customers in the future.
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
Our industry is marked by rapid technological developments and new and enhanced applications and cloud services. If we are unable to provide enhancements and new features for our existing services or develop new services that achieve market acceptance, our business could be adversely affected. We have recently launched various new solutions, product features and other changes, including B2 Overdrive. We cannot be certain whether such features and other changes will achieve a desired level of market adoption and return on investment. We have also launched product features that utilize AI, and may offer additional AI related solutions in the future. Embedding AI in our solutions exposes us to additional risks for potential inaccuracies or bias in AI outputs as well as data privacy, intellectual property, or other regulatory and compliance requirements. In addition, because our cloud services are designed to operate on a variety of systems, we will need to continuously modify and enhance our cloud services to keep pace with changes in internet-related hardware, operating systems, and other software, communication, browser, and database technologies, including the systems of our partners, vendors, and competitors. We also have limited internal resources and thus need to selectively prioritize features and other development and infrastructure projects, and de-prioritize certain other projects. Although we seek to prioritize the projects that we believe are the most important and de-prioritize projects of lesser importance based on the information available to us at any given time, there is no guarantee that our prioritization efforts will achieve the desired market adoption or infrastructure improvements and we may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. In addition, any failure of our cloud services to operate effectively and on a timely basis with network platforms and technologies could reduce the demand for our cloud services, result in customer dissatisfaction and adversely affect our business. Furthermore, any enhancements, new features or offerings generally require upfront investments before any potential return on investment, and may increase our research and development expenses and infrastructure costs, which could adversely impact our pricing advantage, undermine our ease of use, make it more difficult to attract and retain customers, and harm our results of operations.
Material defects or errors in our software or hardware failures could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.
The software underlying our cloud services is inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects or errors in our cloud services, and new defects or errors in our existing solutions may be detected in the future by us, our customers or partners, or other third parties. The costs incurred in correcting such defects or errors may be substantial and could negatively impact our business. For example, to the extent that the encryption keys for encrypted customer data stored by us were to be deleted or corrupted, the data could become unrecoverable. In addition, we rely on hardware purchased or leased and software licensed from third parties to offer our cloud services. Hardware is susceptible to failures and may require ongoing maintenance and periodic replacement throughout its useful life. Any defects in, or unavailability of, our software or hardware failures that cause interruptions to the availability of our cloud services or that otherwise impact our business could, among other things:
•require us to issue refunds or credits to our customers or expose us to claims for damages,
•cause us to lose existing customers and make it more difficult to attract new customers,
•divert our development resources or require us to make extensive changes to our cloud services or software,
•harm our reputation and brand, and
•negatively impact our results of operations.
If we fail to effectively manage our workforce and operational needs, our business would be harmed.
Our business requires that we continuously evaluate and align our workforce, operational capacity, and organizational structure with evolving strategic priorities and market conditions. In 2024 and 2025, we initiated measures to reduce headcount, implemented a hiring freeze, and took other actions to pursue greater cost efficiency and align strategic initiatives. While we believe these actions were necessary to position the company for long-term success, they involve inherent risks, including the loss of institutional knowledge, reduced capacity to execute on strategic initiatives, challenges retaining key employees during periods of organizational uncertainty, and potential adverse effects on employee morale, productivity, and company culture.
Our headcount needs fluctuate, and we may continue to seek to adjust our workforce from time to time in response to changing business needs, market conditions, and other factors. It may be difficult to manage these workforce transitions effectively or on a timely basis. If our workforce reductions or hiring constraints are too aggressive, we may lack the personnel necessary to support customer commitments, deliver on our product roadmap, or capitalize on emerging opportunities, including those related to AI and neocloud. If they are insufficient, we may not achieve the cost efficiencies required to sustain the business through periods of slower growth.
At the same time, the amount of data stored with us and the storage infrastructure deployed by us has continued to increase, and customer demands on our platform, including the complexity of workloads we support, continue to grow. Managing this operational growth with a constrained workforce places additional strain on our management, administrative, operational, security, and financial infrastructure.
If and when we resume headcount expansion, we will need to effectively recruit, onboard, and integrate new employees while maintaining the operational discipline and cost structure we have worked to establish. Our success will depend in part on our ability to manage these workforce dynamics effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls. If we fail to appropriately align our workforce and operational capacity with the needs of our business, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data center spaces.

We must continue to effectively manage our infrastructure, including capital expenditures to maintain and expand our data center capacity, servers and equipment, and locations. The costs of building out and maintaining our data center spaces, including the purchase and leasing of equipment, constitute a significant portion of our capital and operating expenses. To manage our data center capacity and the associated capital expenditures, we continuously evaluate our short and long-term data center capacity requirements. However, because our customer retention and the amount of data that they store with us may increase, decline or fluctuate as a result of a number of factors, potentially with little or no advance notice, it is difficult to accurately predict our capacity needs over time. If we underestimate the data center capacity needed to address increases in volume usage, or there is not enough capacity at the data centers at commercially acceptable rates, or at all, we may be unable to increase our data center capacity in an expedient and cost-effective manner, which could result in materially adverse effects on our business and our results of operations. For example, if we are not able to obtain sufficient data center capacity on a timely basis, the ability for customers to upload or download data could be negatively impacted. As a result, we might be unable to attract new customers or retain existing customers and could cause existing customers to reduce the amount of data that they store with us. In such a scenario, we may also be required to enter into leases or other agreements for data center spaces, servers and other equipment that are more expensive than they otherwise would be as a result of the increased demand and competition in the market for data center capacity.
The competition for data center space, infrastructure and equipment has intensified significantly, particularly due to increased demand from AI and other compute-intensive workloads. As a result, available capacity in key markets is limited, and data center and other vendors have implemented, and may in the future implement, more stringent qualification and other requirements. These heightened requirements may favor larger, better-capitalized companies and could make it more difficult or costly for us to secure additional data center space or renew existing agreements on favorable terms. Adding data center capacity, whether at existing locations or new locations, requires significant lead time, capital investment, and coordination with third-party providers. As a result, our ability to scale infrastructure in line with the storage demands of our customers may be constrained, particularly during periods of accelerated data growth or supply chain disruption. In addition, many of our data center spaces are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center space, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. If we are unable to obtain sufficient data center capacity, or if we are forced to accept less favorable terms, our ability to scale, maintain service levels, or otherwise grow our business could be adversely affected.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. The consumer portion of the market for our Computer Backup has also been experiencing downward pressure as the market for standalone consumer backup solutions has matured. Future price increases for Computer Backup and B2 Cloud Storage could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through new features and additional paid products, such as B2 Overdrive, Enterprise Control and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.

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
•outbreaks of war or other hostilities, such as the Russia-Ukraine, the joint U.S-Israeli strikes on Iran in February 2026 and other conflicts in the Middle East;
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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, in 2024, we implemented a new commission structure for our sales team and expect to adjust our commission structure at least annually. If our sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. We also rely from time to time on hiring employees from foreign countries, which may require immigration requirements and pose additional risks related to increased operations in foreign countries detailed elsewhere in these risk factors. In particular, the immigration process can be subject to frequent changes and limitations, and we may experience difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other countries, which could negatively impact our ability to fully leverage our personnel. For example, the United States government recently announced significant fee changes to the H-1B process. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We have a culture that encourages employees to be open, collaborate, strive to do the right thing, and develop and launch new and innovative solutions, which we believe is essential to attracting customers and partners and serving the best, long-term interests of our company. As our business grows and becomes more complex, it may become more difficult to maintain culture aligned across the company. Any failure to preserve our culture and core values could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our strategies. If we fail to maintain our company culture, our business and competitive position may be harmed.
Our operations and those of our customers, vendors and suppliers outside the United States, are subject to increased business, regulatory and economic risks that could impact our results of operations.

In 2025, we derived approximately 28% of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We expect to continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data center spaces, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant upfront and on-going investments and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
We use AI technologies internally to increase employee productivity and efficiency, but our business is also increasingly exposed to risks related to our customers, including neocloud partners and AI model builders, and their use of AI on our platform, any of which could harm our business.
A significant and growing part of our strategy is to serve data-heavy workloads, including AI model builders and neocloud platforms through our Powered by Backblaze program, who use our Backblaze Storage Cloud to store data for their AI workflows, such as model training. We are investing in capabilities to serve this market, including our B2 Neo solution, a high-performance storage offering designed for AI and neocloud workloads, and a substantial portion of our growth strategy depends on attracting and retaining these customers. This reliance exposes us to risks arising from their business practices and the evolving regulatory landscape governing AI use. The legal and regulatory landscape around AI is rapidly evolving, including issues of data usage, intellectual property (e.g., training data provenance), and algorithmic transparency. For example, the European Union's AI Act, which took effect in 2024, imposes significant obligations on AI systems and could affect how our customers develop, train, or deploy AI models using data stored on our platform. In the United States, states such as California and Colorado have enacted AI-specific legislation, and additional federal or state regulations may follow. New or stricter laws or regulations, or new interpretations of existing laws, could impact our customers' ability to use our platform for their AI model training or data storage, which could negatively affect the growth and adoption of B2 Cloud Storage. Furthermore, if an AI model developed by a customer is found to produce discriminatory, harmful, or legally questionable outputs, or is subject to an intellectual property infringement claim related to its training data (which is stored on our platform), our brand and reputation could be harmed. While our contracts seek to limit our liability, we could still be drawn into litigation or regulatory actions against our customers, incurring defense costs and management distraction. Additionally, our growth strategy depends on attracting these data-intensive neocloud customers and AI model builders; factors that negatively affect their business, such as failure to successfully commercialize their AI products, migration to alternative storage, or broader market downturns affecting AI investment, could materially impact our revenue growth and financial condition. Because revenue from these customers can be concentrated among a small number of large agreements, the loss of even one significant neocloud customer could have a disproportionate effect on our results.

We also use AI, including generative AI tools, in our internal operations, such as for software development, content generation, and streamlining business workflows. While this has the potential to enhance efficiency, AI models can produce inaccurate, biased, or incomplete outputs that may affect critical internal decision-making. If we fail to effectively monitor and validate AI-generated outcomes, we could inadvertently introduce bugs or security vulnerabilities into our proprietary software, or disseminate flawed customer communications, which could harm our platform performance, reliability, or customer trust. Moreover, our reliance on third-party AI tools may involve the processing of sensitive company or customer data. Despite contractual obligations for data protection, we face risks related to inadvertent data leakage, the training of third-party models on our proprietary information, or noncompliance with evolving data privacy and security regulations. Our reliance on third-party AI services also exposes us to potential service disruptions, price increases, or changes in terms that could increase our operating costs or require us to find alternative solutions. Our use of generative AI in coding and content creation may also introduce intellectual property risks, including uncertainty around ownership of AI-generated materials and inadvertent incorporation of third-party proprietary content. The intellectual property rights surrounding AI-generated outputs have not been fully addressed by U.S. courts or federal law, and we could face claims that our use of AI tools infringes third-party rights or that we lack clear ownership of AI-assisted work product. As AI regulation develops globally, we may face increased compliance burdens and restrictions on how we deploy AI internally. We may also fail to achieve anticipated efficiency gains, fall behind competitors who more successfully adopt these technologies, or incur additional costs without realizing expected benefits. Our failure to manage these evolving risks related to both customer and internal use of AI could adversely impact our operations, business, and financial results.

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

Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. Weak economic conditions, whether due to the banking and financial crises, a return of pandemic conditions, inflation, uncertainty relating to the hostilities with Russia-Ukraine, the joint United States-Israeli strikes on Iran in February 2026 along with other conflicts in the Middle East, and the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, could cause a reduction in spending on products and solutions storage. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, political uncertainty and changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.
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
On June 4, 2025, we entered into a senior secured revolving credit agreement with Citizens Bank, N.A. (the “Lender”) providing borrowing capacity of up to $20 million, of which up to $3 million is available through a letter-of‑credit (the “Revolving Credit Facility”). While we believe the credit facility generally strengthens our overall financial position, the credit agreement imposes various affirmative and negative covenants, including financial covenants requiring us to maintain specified minimum liquidity, minimum consolidated EBITDA, and maximum total leverage ratios, as well as limitations on our ability to incur additional indebtedness, create liens on our assets, make certain investments, and take other corporate actions, including mergers and acquisitions, without prior approval from the lender. As a result, our operating and financial flexibility may be materially restricted by these provisions. If we fail to comply with any covenant or other terms and conditions, the lender may accelerate amounts outstanding under the facility, require mandatory prepayment or repayment, terminate access to additional borrowings, or foreclose on any or all of the Company’s assets secured or otherwise pledged as collateral under the credit agreement. These restrictions may limit our ability to respond effectively to changing market or economic conditions, pursue acquisitions, investments, or strategic transactions that we otherwise believe are value enhancing, return capital to stockholders via dividends, share repurchases or other distributions; or make capital expenditures or other internal reinvestments, including investing in product enhancements or scaling key infrastructure. Our ability to comply with these covenants, and to avoid defaults, may be adversely affected by changes in our liquidity position, profitability, working capital, or capital structure that arise due to factors outside of our control, including economic downturns, competitive pressures, or unexpected expense events. A default under the agreement could have a material adverse effect on our financial condition, results of operations, and cash flows.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, our financial performance, including compliance with any applicable covenants, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a Revolving Credit Facility with the Lender. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use one or more commercial banks for our banking needs. While we and the banks we have used to date have not been directly affected by the failures of certain banks in 2023, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Our Revolving Credit Facility with the Lender is subject to, among other things, various financial and operating covenants that place limits on our ability to incur indebtedness with the Lender and other financial institutions, and create liens on our property and assets. We cannot guarantee that additional financing will be available to us on commercially reasonable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us on a timely basis, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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
We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the joint United States-Israeli strikes on Iran in February 2026 along with other conflicts in the Middle East, and conflicts between Russia-Ukraine, Israel-Hamas, and China-Taiwan, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. One of our data center vendors also went through bankruptcy proceedings in 2022. Although none of these prior examples resulted in any material impact to our business, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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
Many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. For example, the conflict between Russia-Ukraine, the recent attacks on Iran and escalating conflicts in the Middle East and tariffs imposed by the current United Sates administration have each created extreme volatility in the global capital markets and may have further adverse consequences for the global economy, including disruptions of the global supply chain and energy markets. In addition, various banking institutions and companies, including Stripe and credit card companies, began prohibiting any payments from persons located in Russia, which impacts our ability to receive payments from, and transact certain types of business operations with, our customers, and potential new customers, that are located in those regions. Although we do not have a significant number of customers located in those regions, such actions will have some impact on our business. It is also difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations than we expect.
We rely on third-party systems for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial, enterprise risk planning and operational services to support our business, including Stripe, HubSpot, NetSuite, FireHydrant, and Zendesk. For example, many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process such payments. To the extent there are any issues with the payment processing, including increases in payment processing fees, delays in receiving payments from payment processors, or other disruptions or failures in our payment processing systems, our revenue, operating expenses, and results of operations could be adversely impacted. We depend upon such third party vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas of our business such as our ability to timely provide required financial reporting. In addition, we periodically implement new third party systems, features, and software releases. The implementation of new systems, features or releases may be complex and could introduce undetected errors, bugs, compatibility issues or other integration issues. These issues could lead to service outages, data loss, security vulnerabilities, or other disruptions that negatively impact our customers and business operations. If we fail to successfully manage risks associated with third-party dependencies, our business, financial condition, and results of operations could be materially and adversely affected.
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
We will remain an emerging growth company until December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. As a result, our Form 10-K for the year ended December 31, 2026 will no longer reflect any reduced disclosure requirements as an emerging growth company.
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
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the listing requirements of the Nasdaq Global Market (“Nasdaq”), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, we are currently exempt from the requirement for an independent registered public accounting firm to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting under Section 404 until our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, if and when we are deemed to be a “large accelerated filer”, we will also be required to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense.
An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur costs to remediate them. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken and may need to continue to undertake various actions, such as implementing new internal controls and procedures, hiring risk professionals, accounting and internal audit staff, and engaging outside consultants, which will increase our operating expenses.
We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of a material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
As of December 31, 2025, we had net operating loss carryforwards for U.S. federal income tax purposes of $172.5 million available to offset future U.S. federal taxable income. Also, as of December 31, 2025, we had net operating loss carryforwards for state income tax purposes of $109.7 million available to offset future state taxable income. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2029. As of December 31, 2025, we also have federal research and development (“R&D”) credit carryforwards of $13.1 million which will begin to expire in 2032 and California R&D credit carryforwards of $6.6 million which do not expire. The Company also has $0.1 million of California enterprise zone credits which will begin to expire in 2028.
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
The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality. We also regularly review long-lived assets, including property and equipment, and intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If parts of our business, including products or features, market conditions or business opportunities change in ways that negatively impact these assets, we may be required to record impairment charges. Any such charges could be material and adversely affect our results of operations and financial condition.

Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions.

Risks Related to Intellectual Property
Assertions by a third-party that our cloud services infringe, misappropriate, or otherwise violate their intellectual property could subject us to costly and time-consuming litigation and adversely impact our business.
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
As a public company, and particularly after we cease to be an “emerging growth company”, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors.
Some members of our management team also have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the increased regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
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

We dedicate significant effort and resources to protect our systems and data, as well as the data of our customers from cybersecurity threats. We are dependent on internal and external information technology systems and infrastructure to securely process, transmit, and store critical information. Our Audit Committee is responsible for overseeing our cybersecurity, which represents an important component of the company’s enterprise risk management (“ERM”). We seek to reduce cybersecurity risks through a variety of control activities that are designed to identify, assess, manage and mitigate these risks.

Risk Management Strategy

The company’s cybersecurity risk management program is focused on the following key areas:

•Governance: As more fully described in the section titled “Governance” below, the cybersecurity risk management program is led by our Chief Information Security Officer (“CISO”), with oversight from the Audit Committee of our Board of Directors and input from the Risk Management Advisory Committee (the “Risk Management Committee”). Our Risk Management Advisory Committee is a cross-functional committee comprised of our executives and other leaders of various departments that consists of our Chief Executive Officer, Chief Financial Officer, Head of Legal and Compliance, CISO, other members of management, and other employees from selected key functions of the company.

•Approach: We use a cross-functional approach to identify, assess, treat, and monitor cybersecurity risks, while also implementing controls and procedures that are designed to provide for the prompt escalation of cybersecurity incidents and support appropriate public disclosure and reporting of incidents as required in a timely manner. Our cybersecurity program includes the selection, implementation, testing, and monitoring of a layered set of administrative (including policies and procedures), technical, and physical controls, including access controls, endpoint protection, vulnerability management, independent testing, and monitoring capabilities, designed to reduce the likelihood and impact of cybersecurity threats.

•Incident Response Planning: We maintain an incident response plan that includes defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations. Our incident response plans are tested and evaluated on a regular basis.

•Third-Party Risk Management: Our business relies on various services from third-party service providers that could adversely impact the security of our systems and business. We have implemented processes designed to identify and assess cybersecurity risks associated with our use of third-party service providers. We generally conduct a security risk assessment based on the potential risk to the company and its customers prior to onboarding of any such new services and include security and privacy addenda to our contracts where applicable.

•Education and Awareness: We have established a security and privacy awareness program that runs throughout the year and includes training for all company personnel to enhance employee awareness of how to detect and respond to cybersecurity threats as well as more targeted training for company personnel that have increased responsibility for mitigating certain potential cybersecurity risks.

We regularly review and update our policies, procedures, processes and practices to address changes in the threat landscape and as a result of lessons learned from suspected, actual or simulated incidents. We conduct tabletop exercises, and engage third-party services to conduct evaluations of our security controls through penetration testing and independent audits. We also review industry best practices to assist in evaluating responses to new challenges and risks. These evaluations include testing the design and operational effectiveness of security controls. The state of the cybersecurity program is reported by the CISO to the Audit Committee.

Governance

Our Board of Directors, with input from the Risk Management Committee, oversees our enterprise risk management process, including the risks associated with AI and cybersecurity threats. Our cybersecurity risk management program is managed by our CISO, whose security team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, controls, and processes. Cybersecurity risks are evaluated alongside other enterprise risks and inform prioritization of mitigation activities and resource allocation. Our CISO also provides updates to the Audit Committee on our cybersecurity program, including recent developments, key initiatives to strengthen our systems, applicable industry standards, vulnerability assessments, third-party vendor risk, and independent security framework alignment and compliance maturity, AI, and other information security considerations. The Audit Committee also receives information regarding cybersecurity incidents, including prompt updates for any cybersecurity incidents that may be deemed material and which might require public disclosure. Management is responsible for the day-to-day operation of the cybersecurity program, while the Audit Committee provides oversight. Our CISO and other key personnel also frequently engage with key vendors, industry groups, and law enforcement communities as part of our continuing efforts to improve our cybersecurity program.

Experience

Our CISO has more than 30 years of experience in cybersecurity, IT, governance, risk management, regulatory compliance, and data protection and privacy program design and implementation. He has served in CISO roles for over 15 years, including leadership positions at a publicly traded cloud services company and organizations supporting highly regulated federal healthcare programs, and previously served as Director of IT Security at a publicly traded international satellite radio company. He is an IAPP Fellow of Information Privacy and holds recognized security, privacy, audit, and risk management certifications relevant to data protection and regulatory compliance.

Cybersecurity Risks

While we dedicate significant efforts and resources to our cybersecurity program, we may be unable to successfully identify threats, prevent attacks, satisfactorily resolve cybersecurity incidents, or implement adequate mitigating controls. Any breach of our network security and information systems or other cybersecurity-related incidents that results in, or may result in, the loss, theft or unauthorized disclosure of data, or any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages. As is common in industry, we experience periodic phishing and DDoS attacks. To date and except as otherwise may be noted in this Annual Report on Form 10-K, we do not believe that any cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected, or are reasonably likely to materially affect the company, including its business strategy, results of operations or financial condition. For more information relating to cybersecurity risks and uncertainties, please see the risk factor entitled “If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed” in Part I, Item 1A, and other risk factors in this Annual Report on Form 10-K.
Item 2. Properties
We lease approximately 24,000 square feet of office space in San Mateo, California under a lease agreement that expires in 2029, of which approximately 12,000 square feet is subleased to a third party and approximately 12,000 square feet is available for sublease. We also lease space in multiple data centers located in California, Arizona and Virginia, as well as in Amsterdam, the Netherlands and Toronto, Canada. We lease all of our facilities and do not own any real property. We may add or consolidate facilities from time to time as we grow our business and expand our Backblaze Storage Cloud platform.
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
Holders of Record
As of March 3, 2026, there were 10 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Securities
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 Employee Stock Purchase Plan.
The following is a summary of the repurchases of our common stock, by month, during the quarter ended December 31, 2025 (in thousands, except for share and per share information):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2025	47,405	$9.82	47,405	$8,350
November 2025	12,971	$5.72	12,971	$8,276
December 2025	54,104	$4.77	54,104	$8,017
Total	114,480	$6.97	114,480
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
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.
Overview
We are a high-performance cloud storage platform for data-intensive use cases in the artificial intelligence (“AI”) era and across a broad range of modern cloud workloads, designed to help customers address complex storage needs by reducing the barriers of lock-in, complexity, and cost. Our mission is to make customers succeed by solving their toughest data storage challenges. We aim to achieve this mission through our purpose-built, web-scale software infrastructure, which is essential to the global data center and compute infrastructure buildout.
We provide cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering a cloud storage solution optimized for price-to-performance at scale, engineered for efficiency, and priced predictably, we substantially reduce the cost, complexity and frustration of storing, using, and protecting data, and we empower customers to focus on their core business operations. Customers use us to support their AI workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and information technology (“IT”) needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers as of December 31, 2025, and our direct sales activities have historically supported us in acquiring larger customers, including leading neocloud platforms via our Powered by Backblaze program. As we move up-market, we expect our direct sales activities to increasingly contribute to the acquisition of customers like these. Our customers use our Backblaze Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 5 billion gigabytes of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (“IaaS”) offering, our B2 Overdrive high-performance IaaS offering, our Powered by Backblaze white label IaaS offering, and our Computer Backup Software-as-a-Service (“SaaS”) offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis or can be paid for on a capacity or committed contract basis for greater predictability. B2 Overdrive is built on the foundation of B2 Cloud Storage. It enables AI and data-driven workloads with up to 1Tbps throughput, unlimited free egress, and private networking support. Powered by Backblaze is also built on the foundation of B2 Cloud Storage. It enables neocloud and application platforms to bolster existing products or expand their product offerings with cloud storage via the Backblaze Partner API and custom domains (CNAME) technology. Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.

We focus on specialized storage and an open cloud ecosystem that integrates with a broad range of partners. Ongoing investment in our technology platform and related features has driven customer, community, and product milestones. Starting in the second half of 2024, we initiated a go-to-market transformation that is actively moving the company up-market, which has been evidenced by the signing of multiple deals with total contract values over $1.0 million each and revenue growth for B2 Cloud Storage of 26% for the year ended December 31, 2025 compared to 2024.

Product Updates
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

Financial Developments

Banking Relationship and Line of Credit

On June 4, 2025, we entered into a credit agreement with Citizens Bank, N.A., establishing a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million to be used for general corporate purposes and working capital needs. As of December 31, 2025, the Company had no outstanding borrowings under this facility.

2025 Restructuring and Transformation Plan

In November 2025, we initiated a restructuring and transformation plan designed primarily to improve efficiency and enhance the performance of our sales and marketing functions to support our go-to-market initiatives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the reallocation of resources, the redesign of sales and marketing strategies and processes, and other corporate actions. During the year ended December 31, 2025, we incurred charges of approximately $2.5 million, including employee termination expenses, an impairment charge related to our exit from our corporate headquarters facility, and other transformation costs. We expect to incur additional charges of approximately $4.7 million to $7.5 million through the first quarter of 2027, at which time the 2025 Restructuring Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $0.8 million to $1.2 million, and other business transformation costs.
Share Repurchase Program
In August 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our Class A common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 Employee Stock Purchase Plan.
Our Business Model
Our solutions are designed to serve a wide range of customers from individuals and small businesses to large enterprises across all industries. Our solutions appeal to customers with a desire for easy-to-use and cost-effective solutions while also delivering reliability and performance. Our business model is supported by a highly efficient cloud storage platform built on proprietary software and commodity hardware, which enables us to deliver predictable pricing and attractive price-to-performance at scale. Our two primary cloud services are B2 Cloud Storage and Computer Backup, which together enable customers to store, use, and protect their data across a broad variety of use cases.
•B2 Cloud Storage enables customers to store and manage data for use cases ranging from backup and archive to application storage, ransomware protection, and AI/ML workloads. B2 Cloud Storage operates as an IaaS model, allowing customers to scale usage dynamically on a pay-as-you-go basis or purchase capacity or committed contracts for greater predictability. In addition to our standard B2 Cloud Storage offering, we provide B2 Overdrive, a premium high-performance storage option designed for data-intensive and AI-driven workloads that require high sustained throughput and low latency. Developers and partners can embed our storage into their applications, while enterprise customers use B2 Cloud Storage to support large-scale, data-intensive workflows.
•Computer Backup is designed to provide virtually unlimited backup for businesses and individuals in a SaaS subscription model using primarily flat-rate pricing. Customers use Computer Backup to automatically and continuously back up data from desktops, laptops, and external drives, with data recoverable at any time through our Backblaze Storage Cloud.
We believe our pricing is simple and transparent, with fees and terms that are generally shared publicly on our website. Our revenue is primarily recurring and supported by a land-and-expand model that encourages customers to increase usage of our platform over time as their data needs grow. Additionally, we expand revenue per customer through cross-sell, upsell, and use case expansion opportunities, which include the following:
•Cross-Sell: Customers that adopt one product may expand to another as their use cases evolve, such as Computer Backup customers adding B2 Cloud Storage to enable broader data management.
•Upsell: Customers can choose to use various features and services for additional fees, such as Enterprise Control, Snapshots, cloud replication, and enhanced support tiers. For example, our Computer Backup cloud service offers Enterprise Control, which provides larger customers with greater administrative management for an additional cost. B2 Cloud Storage offers Snapshots that allow customers to create moment-in-time versions of their data, and also allows customers to retain data in multiple geographic regions, both of which provide additional flexibility and value. Additionally, customers receive email and chat support for free, but can also opt for enhanced support tiers for an additional cost, which provide dedicated customer support contacts and 24/7 response.
•Use Case Expansion: Customers often begin using our products for a single need and expand over time. For example, a media company using B2 Cloud Storage for asset storage may later use it as an origin store for content distribution. Another example would be a business that adopts B2 Cloud Storage for backup and archive purposes, which decides to also enable Object Lock for ransomware protection. Use case expansion enables the opportunity to deepen our relationship with our customers and increase revenue.
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
For prospective customers interested in Computer Backup, we offer a free 14-day trial and automatically start to back up all their files securely to our Backblaze Storage Cloud. Prospective customers can then choose to sign up on a per computer basis. The service is delivered via a SaaS model where revenue is recognized ratably over the subscription term. Subscriptions are offered to customers on a monthly, annual, or biennial basis, providing customers flexibility to choose their commitment lengths. We generally charge a flat rate for this solution and provide virtually unlimited backup capabilities to customers.

Our go-to-market model includes multiple selling motions: a product-led growth self-service model that enables fast onboarding for smaller customers, a direct sales organization focused on enterprise accounts, and a partner ecosystem that extends our reach through channel partners, managed service providers, and technology integrations, including our white-label Powered By Backblaze program. Our Powered By Backblaze program enables third-party platform providers to integrate and resell Backblaze’s cloud storage as a part of their product offering. We continue to expand the contribution of our direct and partner-driven sales activities as we move further upmarket.

Our product-led growth self-service motion remains a core component of our go-to-market model. Prospective customers find us through multiple channels, including our website, partners, and brand advocates, which together have fostered a strong and engaged community. Our blog, which reaches millions of readers annually, contributes significantly to advocacy and referral activity within that community. Our content and community engagement efforts are designed to educate and attract new users, while our free trial and simple sign up process help convert these users into paying customers.

Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Scale Sales Efforts
We are optimizing our direct sales organization to focus on larger enterprise customers and strategic accounts. In addition, our sales team works closely with our channel, alliance, and managed service provider partners to promote adoption of our Backblaze Storage Cloud solutions. We continue to strengthen relationships with these partners, which are intended to help us reach new and existing markets and broaden our customer base.
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
We have developed a range of add-on services, such as Enterprise Control and multi-region selection, that provide additional functionality and generate incremental revenue beyond our core offerings. Customers are also broadening their use of Backblaze for complementary workloads, including media storage, hybrid cloud support, and analytics repositories.
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
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our total revenue originating outside of the United States for the year ended December 31, 2025. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment. In January 2025, for example, we entered into an agreement with a leading hybrid cloud solutions provider in Canada to extend our market reach in this region. This agreement resulted in the launch of a new data center region in Canada in January 2025.
Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing investments, and assess operational efficiencies. The calculation of the key metrics discussed are calculated under the same method for B2 Cloud Storage, Computer Backup, and total Company. The below metrics may differ from other similarly titled metrics used by other companies, securities analysts or investors.

	December 31,
	2025	2024	2023
B2 Cloud Storage
Net revenue retention rate	111%	123%	122%
Gross customer retention rate	89%	89%	90%
Annual recurring revenue (in millions)	$88.9	$70.2	$57.6
Number of customers	119,154	107,616	97,842
Annual average revenue per user	$750	$645	$577

Computer Backup
Net revenue retention rate	98%	109%	100%
Gross customer retention rate	91%	90%	91%
Annual recurring revenue (in millions)	$65.5	$66.5	$60.0
Number of customers	402,589	417,845	431,745
Annual average revenue per user	$163	$159	$140

Total Company
Net revenue retention rate	105%	116%	109%
Gross customer retention rate	91%	90%	91%
Annual recurring revenue (in millions)	$154.4	$136.7	$117.6
Number of customers(1)	503,866	507,647	511,942
Annual average revenue per user	$307	$268	$228
________________
(1) The number of customers for each of B2 Cloud Storage and Computer Backup solutions include customers that use both our B2 Cloud Storage and Computer Backup solutions.

Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. Our continued focus on our customers is driving significant revenue retention, as evidenced by our overall net revenue retention rates (“NRRs”) of 105% and 116% as of December 31, 2025 and December 31, 2024, respectively. The enhancement of our B2 Cloud Storage offerings is a key contributor to this success, resulting in NRRs of 111% and 123% for the same periods. The decrease in the NRR for B2 Cloud Storage and Computer Backup was primarily driven by the impact of a price increase, which took place in October 2023, with Computer Backup also reflecting lower expansion from existing customers.
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

Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We have maintained gross customer retention rates of approximately 90% across our revenue products as of both December 31, 2025 and December 31, 2024. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next. To calculate our gross customer retention rate, we take the trailing four-quarter average of our quarterly gross customer retention rates. We calculate the quarterly gross customer retention rates by dividing (i) the number of accounts that generated revenue in the last month of the current quarter that also generated recurring revenue during the last month of the corresponding quarter in the prior year, by (ii) the number of accounts that generated recurring revenue during the last month of the corresponding quarter in the prior year.
Annual Recurring Revenue
We define annual recurring revenue (“ARR”) as the annualized value of all B2 Cloud Storage and Computer Backup arrangements as of the end of a period. Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. ARR is calculated by multiplying the monthly revenue from all B2 Cloud Storage and Computer Backup arrangements for the last month of a period by 12. Our ARR for each of B2 Cloud Storage and Computer Backup is calculated in the same manner as our overall ARR based on the revenue from our B2 Cloud Storage and Computer Backup solutions, respectively. See Notes 2 and 3 to our consolidated financial statements included in this Annual Report on Form 10-K for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally consumption-based and paid for by customers in arrears, we recognize revenue in the month these storage services are delivered, and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage NRR rate of 111% as of December 31, 2025. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our consolidated financial statements for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $18.7 million for B2 Cloud Storage as of December 31, 2025 compared to December 31, 2024, representing 27% growth. ARR for Computer Backup experienced a slight decline of $1.0 million compared to the prior year, but continues to serve as a stable source of recurring revenue, supported by multi-year subscription commitments and increased demand from business environments.

Number of Customers
We define a customer at the end of any period as a distinct account, as identified by a unique account identifier, that has paid for our cloud services, including end-user customers that purchase through a reseller. This population makes up substantially all of our user base.
Annual Average Revenue Per User
We define annual average revenue per user (“Annual ARPU”) as the annualized value for the average revenue per customer. Annual ARPU is calculated by dividing our revenue for the last month of a period by the total number of customers as of the last day of the same period, and then multiplying the resulting quotient by 12. Our ARR per user for B2 Cloud Storage and Computer Backup is calculated in the same manner based on the revenue and number of customers from our B2 Cloud Storage and Computer Backup solutions, respectively.
Our Annual ARPU increased for B2 Cloud Storage and Computer Backup by 16% and 3%, respectively, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to increased storage and our focus on adding larger customers.
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
Consumption-based arrangements are generally recognized based on fees charged for customer usage of our platform, with fees recorded as revenue in the period in which the consumption occurs. For our subscription arrangements, we provide our cloud services evenly over the contractual period, for which revenue is recognized on a straight-line basis over the contract term beginning on the date that the service is made available to the customer.

During the third quarter of 2023, we announced pricing increases across our Computer Backup and B2 Cloud Storage products, which became effective in October 2023. We realized a favorable impact to total revenue across our products, and did not experience a significant change in costs as a result of the increase. We have not experienced a material impact on customer retention as a result of this price increase through December 31, 2025.
Cost of Revenue and Gross Margin
Cost of revenue consists of our expenses in providing our platform and cloud services to our customers. These expenses include operating our data center spaces, network and bandwidth costs, and depreciation of our equipment and finance leased equipment in data center spaces. Personnel-related costs associated with customer support and maintaining service availability, including salaries, benefits, bonuses, and stock-based compensation are also included. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs, and allocated overhead costs.
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
During the second quarter of 2025, we completed a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This update resulted in a reduction in depreciation expense of approximately $5.2 million for the year ended December 31, 2025 and is anticipated to result in further reduction of approximately $2.8 million for the year ending December 31, 2026.

Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We expect our operating expenses, excluding depreciation, amortization, restructuring charges, and stock-based compensation expenses, to remain relatively flat in 2026 compared to 2025, as efficiencies from our restructuring activities in 2025 offset increased investments in research and development and other growth-related costs. However, sales and marketing expenses may increase in absolute dollars as we invest in marketing initiatives to support business growth.
Research and Development
Research and development expenses consist primarily of our investments in personnel, infrastructure engineering, technology tooling and computational resources (including AI), as well as an allocation of certain facility and IT-related expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We expect our investments in research and development to increase in absolute dollars for the foreseeable future as we continue to add new features to our platform, integrate advanced technologies such as AI into our development lifecycle, further enhancing our cloud service offerings, and increase the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of total revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses include the cost of personnel focused on developing and executing selling and marketing activities. Sales and marketing expenses also include program investments related to advertising, demand generation, brand awareness activities, sales commissions paid to our employees, and an allocation of our general overhead expenses.
Sales and marketing expenses also reflect ongoing investments in sales initiatives, including supplementing our self-serve model with a direct sales approach, expanding our partner ecosystem, building our lead generation and brand awareness, and sponsoring marketing events.
In addition, as part of our ongoing go-to-market transformation, we expect sales and marketing expenses to increase as we continue to invest in key initiatives, including a programmatic overhaul of our developer experience focused specifically on the tooling and documentation that serves developers using or building with AI, the launch of Flamethrower, a startup program designed to provide early-stage companies with product credits, technical support, and ecosystem partnerships to drive early adoption and long-term customer growth.
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes; depreciation and amortization; and an allocation of our general overhead expenses. While we expect general and administrative expenses to increase in absolute dollars as our business scales, we anticipate that these costs will decline as a percentage of revenue over time.
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
Results of Operations
The following table sets forth our consolidated statements of operations and comprehensive loss data for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$145,835	$127,628	$102,019
Cost of revenue	57,042	58,285	52,162
Gross profit	88,793	69,343	49,857
Operating expenses:
Research and development	46,109	42,098	39,527
Sales and marketing	37,397	44,440	41,270
General and administrative	28,910	29,094	26,965
Total operating expenses	112,416	115,632	107,762
Loss from operations	(23,623)	(46,289)	(57,905)
Investment income	1,961	1,422	1,984
Interest expense	(3,866)	(3,658)	(3,792)
Loss before provision for income taxes	(25,528)	(48,525)	(59,713)
Income tax provision	84	6	—
Net loss and comprehensive loss	$(25,612)	$(48,531)	$(59,713)
The following table sets forth our consolidated statements of operations and comprehensive loss data expressed as a percentage of revenue for the periods indicated:(1)

	For the Years Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	39	46	51
Gross profit	61	54	49
Operating expenses:
Research and development	32	33	39
Sales and marketing	26	35	40
General and administrative	20	23	26
Total operating expenses	77	91	106
Loss from operations	(16)	(36)	(57)
Investment income	1	1	2
Interest expense	(3)	(3)	(4)
Loss before provision for income taxes	(18)	(38)	(59)
Income tax provision	—	—	—
Net loss	(18)%	(38)%	(59)%
________________
(1) Totals may not sum due to rounding.

The following table includes stock-based compensation, depreciation and amortization, and restructuring charges as they are included in the results of operations:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Stock-based compensation(1)
Cost of revenue	$1,557	$1,616	$1,986
Research and development	12,094	10,392	9,218
Sales and marketing	6,119	8,280	8,721
General and administrative	6,655	5,816	5,127
Total stock-based compensation	$26,425	$26,104	$25,052

Depreciation and amortization(2)
Cost of revenue	$25,136	$27,761	$24,331
Research and development	170	262	261
Sales and marketing	117	190	189
General and administrative	70	115	131
Total depreciation and amortization	$25,493	$28,328	$24,912

Restructuring charges
Cost of revenue	$115	$460	$—
Research and development	285	1,278	2,311
Sales and marketing	687	1,867	1,025
General and administrative	1,385	1,256	280
Total restructuring charges	$2,472	$4,861	$3,616
________________
(1) $2.5 million of stock-based compensation incurred during the year ended December 31, 2024 is classified as restructuring charges in the table above, including $0.3 million related to cost of revenue, $0.9 million related to research and development costs, $1.2 million related to sales and marketing costs, and $0.1 million related to general and administrative costs. $0.1 million of stock-based compensation incurred during the year ended December 31, 2023, which were related to sales and marketing and general and administrative costs, is classified as restructuring charges in the table above. A nominal amount of stock-based compensation incurred during the year ended December 31, 2025 is classified as restructuring charges in the table above. For further information on our restructuring plan, see Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2) $0.1 million of depreciation and amortization expense recorded to cost of revenue for the year ended December 31, 2025 is classified as restructuring charges in the table above, as these charges were incurred as part of our 2025 Restructuring and Transformation Plan.

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	For the Years Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
B2 Cloud Storage revenue	$79,897	$63,335	$16,562	26%
Computer Backup revenue	65,938	64,293	1,645	3%
Total revenue	$145,835	$127,628	$18,207	14%

Total revenue increased by $18.2 million, or 14%, for the year ended December 31, 2025.
Primary factors influencing the $16.6 million increase in B2 Cloud Storage revenue include the following:
•a $10.1 million increase in sales to new customers; and
•a $6.5 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers.
Primary factors influencing the $1.6 million increase in Computer Backup revenue include the following:
•a $4.5 million increase due to price increases that went into effect in October 2023;
•a $0.7 million increase driven by increased utilization by existing customers; and
•a $3.6 million decrease from a decline in license counts.
Cost of Revenue and Gross Margin

	For the Years Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Cost of revenue	$57,042	$58,285	$(1,243)	(2)%
Gross margin	61%	54%
Cost of Revenue
Primary factors influencing the $1.2 million, or 2%, decrease in cost of revenue for the year ended December 31, 2025 include the following:
•a $6.0 million decrease in depreciation expense primarily due to the extension of the useful life of our infrastructure equipment;
•a $1.5 million decrease in personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives;
•a $3.4 million increase in amortization expense related to capitalized investments in platform enhancements and new software features; and
•a $2.9 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support increased storage capacity.
Gross Margin
Gross margin was 61% for the year ended December 31, 2025 compared to 54% for the year ended December 31, 2024. The increase in our gross margin was primarily driven by higher revenue and lower fixed costs, including reduced depreciation expense resulting from the extension of the useful life of our infrastructure equipment, effective April 1, 2025, which increased gross margin by approximately 4%. In addition, improved economies of scale related to personnel supporting cost of sales contributed to the increase. These benefits were partially offset by higher variable costs associated with the expansion of our data center spaces.

Operating Expenses

	For the Years Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Research and development	$46,109	$42,098	$4,011	10%
Sales and marketing	$37,397	$44,440	$(7,043)	(16)%
General and administrative	$28,910	$29,094	$(184)	(1)%
Primary factors influencing the change in operating expenses for the year ended December 31, 2025 include the following:
Research and Development
•an increase of $3.0 million in personnel-related costs driven by a $5.1 million increase due to lower capitalization of internally developed software resulting from the timing and level of qualifying development activities, partially offset by a $2.1 million decrease, primarily related to lower headcount following our recent restructuring and ongoing efficiency initiatives;
•an increase of $0.8 million in stock-based compensation expense, including a $1.4 million increase related to lower capitalization of internally developed software resulting from changes in project timing and scope, partially offset by a $0.9 million decrease from severance costs incurred under the 2024 Restructuring Plan; and
•an increase of $0.2 million due to the impairment of certain internally developed software assets.
Sales and Marketing
•decreases of $2.8 million and $2.2 million in personnel-related expenses and stock-based compensation, respectively, primarily related to a reduction in headcount following our recent restructuring and ongoing efficiency initiatives;
•a decrease of $1.7 million in workforce reduction costs incurred under the 2024 Restructuring Plan, the majority of which related to stock-based compensation; and
•a decrease of $0.3 million in advertising and marketing costs, including a $0.8 million decrease in baseline operating spend, partially offset by a $0.5 million increase to support our go-to-market transformation initiatives.
General and Administrative
•a decrease of $1.1 million related to personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives;
•a decrease of $0.5 million primarily attributable to reduced non-personnel operating expenses as a result of continued efficiency initiatives;
•an increase of $0.8 million in stock-based compensation expense primarily related to the timing of award grants;
•an increase of $0.4 million due to higher foreign exchange losses; and
•and increase of $0.3 million related to litigation settlement costs.
Investment Income

	For the Years Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Investment income	$1,961	$1,422	$539	38%
Investment income increased by $0.5 million for the year ended December 31, 2025. The increase was primarily due to the investment of additional cash raised in the Follow-On Offering of $37.4 million. For further information on our Follow-On Offering see Note 1 to our consolidated financial statements located elsewhere in this Annual report on Form 10-K.

Interest Expense

	For the Years Ended December 31,		Change
	2025	2024	$	%
	(in thousands, except percentages)
Interest expense	$(3,866)	$(3,658)	$(208)	(6)%
Interest expense increased by $0.2 million the year ended December 31, 2025 due to the following:
•an increase of $0.5 million due to an increased volume of finance leases; and
•a decrease of $0.3 million due to lower average debt outstanding during the year ended December 31, 2025 compared to the prior year.
Income Tax Provision
Our provision for income taxes was immaterial for the years ended December 31, 2025 and 2024.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with non-GAAP financial measures including adjusted gross profit (and margin), adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA margin, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.

Adjusted Gross Profit and Adjusted Gross Margin
We believe adjusted gross profit (and margin), when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful to us for evaluating our ongoing operations and for internal planning and forecasting purposes.
We define adjusted gross profit as gross profit, excluding stock-based compensation expense, depreciation and amortization and restructuring charges within cost of revenue. We define adjusted gross margin as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, and restructuring charges because we do not consider it indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross profit (and margin) provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands, except percentages)
Gross profit	$88,793	$69,343	$49,857
Adjustments:
Stock-based compensation(1)	1,557	1,616	1,986
Depreciation and amortization(2)	25,136	27,761	24,330
Restructuring charges	115	460	—
Adjusted gross profit	$115,601	$99,180	$76,173
Gross margin	61%	54%	49%
Adjusted gross margin	79%	78%	75%
________________
(1) $0.3 million of stock-based compensation expense for the year ended December 31, 2024 is classified as restructuring charges in the table above, as these charges were incurred as part of our 2024 Restructuring Plan. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our restructuring plans and associated charges.
(2) $0.1 million of depreciation and amortization expense for the year ended December 31, 2025 is classified as restructuring charges in the table above, as these charges were incurred as part of our 2025 Restructuring and Transformation Plan.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, realized and unrealized gains and losses on foreign currency transactions, and certain non-recurring and infrequent items, including impairment of long-lived assets, restructuring charges, legal settlement costs, and other similar charges. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenues for the period. We use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken together with our GAAP financial results, provide meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA and Adjusted EBITDA Margin to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands, except percentages)
Net loss and comprehensive loss	$(25,612)	$(48,531)	$(59,713)
Adjustments:
Depreciation and amortization(1)	25,493	28,328	24,912
Stock-based compensation(2)	26,425	26,104	25,052
Interest expense and investment income, net	1,905	2,236	1,808
Income tax provision	84	6	—
Foreign exchange loss	451	32	123
Litigation settlement costs	288	—	411
Impairment loss on long-lived assets(3)	258	—	232
Restructuring charges	2,472	4,861	3,616
Adjusted EBITDA	$31,764	$13,036	$(3,559)
Net loss and comprehensive loss margin	(18)%	(38)%	(59)%
Adjusted EBITDA Margin	22%	10%	(3)%
________________
(1) $0.1 million of depreciation and amortization expense for the year ended December 31, 2025 is classified as restructuring charges in the table above, as these charges were incurred as part of our 2025 Restructuring and Transformation Plan.
(2) A nominal amount, $2.5 million, and $0.1 million, of stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, are classified as restructuring charges in the table above, as these charges were incurred under our restructuring plans.
(3) $1.0 million and $0.9 million of impairment loss on right-of-use assets for the years ended December 31, 2025 and 2024, respectively, are classified as restructuring charges in the table above, as these charges were incurred as part of our restructuring plans.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through payments received from our customers and, in later periods from the net proceeds from our public offerings. As of December 31, 2025 and 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $51.4 million and $54.9 million, respectively.
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
Debt
On June 4, 2025, we entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), establishing a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million (the “Revolving Credit Facility”) to be used for general corporate purposes and working capital needs. The Revolving Credit Facility allows for borrowings, repayments, and re-borrowings up to the total capacity, subject to compliance with the terms of the Credit Agreement. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. The Credit Agreement is scheduled to mature on June 4, 2027, at which point all obligations become due. The Credit Agreement includes an option that allows us to extend the maturity date by one year, subject to certain conditions.
Borrowings under the facility bear interest at a variable rate, at our discretion, equal to either (a) the average Secured Overnight Financing Rate (“SOFR”) plus 3.25% or (b) a base rate, as defined in the Credit Agreement, plus 2.25%. Additionally, the Credit Agreement requires the payment of a commitment fee of 0.35% on the unused portion of the Revolving Credit Facility, and a letter of credit availability fee of 0.125% on outstanding letters of credit.
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
As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2025, no letters of credit were outstanding and $20.0 million was available for borrowing under the Revolving Credit Facility.

Debt Covenants under the Credit Agreement
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, and engage in other specified transactions. In August 2025, in connection with the establishment of a new share repurchase program (as discussed further below), we amended the Credit Agreement to permit share repurchases of up to $10.0 million, thereby excluding such repurchases from the covenant restrictions. The Credit Agreement also requires us to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which we retain control and consider as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined below) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of December 31, 2025, we were in compliance with the covenants under the Credit Agreement. Failure to comply with these covenants could limit the Company’s ability to access additional borrowings under the Revolving Credit Facility or could result in the acceleration of repayments of amounts outstanding under the facility.
Commitments
Finance Leases
We enter into finance lease arrangements to obtain hard drives and related equipment for our data center operations. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 12.6% as of December 31, 2025.
Operating Leases
We lease data center spaces and office space under non-cancelable operating leases with various expiration dates. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our future minimum commitments on our operating leases. The weighted average discount rate for operating leases was 6.9% as of December 31, 2025.
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
Purchase Commitments
In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of December 31, 2025, there are $2.5 million, $2.2 million, and $0.8 million payable for these commitments for the years ending December 31, 2026, 2027, and 2028, respectively.
Share Repurchase Program
In August 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our Class A common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 Employee Stock Purchase Plan.

Repurchases may be made from time to time in open market transactions, pursuant to Rule 10b5-1 trading plans, or through other means, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The share repurchase program may be suspended, modified, or discontinued at any time and does not obligate us to acquire any amount of Class A common stock.
During the year ended December 31, 2025, we repurchased a total of 256,549 shares of our Class A common stock for $2.0 million. As of December 31, 2025, approximately $8.0 million remained available for repurchases under the program.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$23,544	$12,505	$(7,350)
Net cash (used in) provided by investing activities	$(25,340)	$(6,131)	$21,657
Net cash (used in) provided by financing activities	$(14,798)	$22,772	$(8,842)

Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
For the year ended December 31, 2025, cash provided by operating activities was $23.5 million, which resulted from a net loss of $25.6 million, adjusted for non-cash charges of $58.5 million and net cash outflow of $9.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $26.4 million for stock-based compensation expense, $25.6 million for depreciation and amortization expense, noncash lease expense on operating leases of $4.9 million, and a $1.0 million impairment loss on right-of-use assets primarily related to our restructuring activities. The net cash outflow from changes in operating assets and liabilities was primarily due to a $4.5 million decrease in operating lease liabilities reflecting the timing of lease payments, a $2.7 million increase in other assets primarily related to employee sales commissions, a $1.7 million increase in accounts receivable driven by higher revenue from enterprise customers and the timing of billings and related collections, and a $1.5 million increase in prepaid expenses and other current assets primarily due to higher unbilled revenue.
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

Investing Activities
Cash used in investing activities during the year ended December 31, 2025 was $25.3 million, resulting primarily from the following activity:
•Purchases of marketable securities of $39.5 million;
•Cash payments of $7.6 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $4.7 million related to capital expenditures in support of infrastructure deployments to support our growing business; and
•Proceeds of $26.3 million from the maturity of our marketable securities.
Cash used in investing activities during the year ended December 31, 2024 was $6.1 million, resulting primarily from the following activity:
•Purchases of marketable securities of $38.1 million;
•Cash payments of $12.5 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $1.7 million related to capital expenditures in support of infrastructure deployments to support our growing business;
•Proceeds of $45.7 million from the maturity of our marketable securities; and
•Proceeds of $0.5 million from the disposition of certain hard drives.
Financing Activities
Cash used in financing activities for the year ended December 31, 2025 was $14.8 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $18.2 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$2.0 million related to repurchases of our Class A common stock;
•$1.9 million related to payments on taxes for net share settlements of vested equity awards, resulting in a retirement of related equity awards;
•$0.6 million related to payments of debt issuance costs;
•$5.3 million in proceeds from the exercise of employee stock options; and
•$2.6 million in proceeds from our ESPP.
Cash provided by financing activities for the year ended December 30, 2024 was $22.8 million, resulting primarily from the following activity:
•$37.4 million of net proceeds from the Follow-On Offering;
•$7.5 million in proceeds from the exercise of employee stock options;
•$2.8 million in proceeds from our ESPP;
•$0.6 million in proceeds from our RCA debt facility prior to its termination. See Note 12 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K for additional information;
•Principal payments on our finance lease agreements and lease financing obligations of $19.5 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$4.7 million related to the repayment, in full, of the RCA debt facility;
•$0.9 million related to repayment of principal on financed insurance premiums; and
•$0.4 million related to payments of offering costs in connection with our Follow-On Offering.
Contractual Obligations and Commitments
Our commitments are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. Operating lease commitments relate primarily to our rental of office space and data center spaces. Our finance lease commitments relate primarily to our infrastructure equipment. Purchase commitments relate mainly to infrastructure agreements and subscription arrangements used to facilitate our operations. For more information, see Note 10 and Note 11 to our consolidated financial statements located elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis, based on historical experience, current trends, and other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates, and such differences could have a material impact on our financial condition, results of operations, and cash flows.
While our significant accounting policies are described in Note 2 to our consolidated financial statements, we believe the following accounting estimates involve the most significant judgments and assumptions used in the preparation of our consolidated financial statements and therefore represent our critical accounting estimates.
Useful Lives of Long-Lived Assets
Our long-lived assets primarily consist of data center equipment, servers, networking equipment, capitalized internal-use software, and certain right-of-use assets related to our lease arrangements. These assets are recorded at cost and depreciated or amortized on a straight-line basis over their estimated useful lives.
Determining the appropriate useful lives of our long-lived assets requires significant judgment and is based on our expectations regarding the period over which the assets will provide economic benefit. Factors considered in establishing useful lives include historical asset performance, technological changes, expected usage patterns, and anticipated maintenance or replacement cycles. We review useful lives periodically and may revise them when warranted by changes in circumstances or new information.
Changes in estimated useful lives affect the timing of depreciation and amortization expense recognized in future periods. Because depreciation is primarily included in cost of revenue, revisions to useful lives would impact future gross margin and operating results on a prospective basis.
During the second quarter of 2025, we completed a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This update resulted in a reduction in depreciation expense of approximately $5.2 million for the year ended December 31, 2025 and is anticipated to result in further reduction of approximately $2.8 million for the year ending December 31, 2026.
Capitalization of Internal-Use Software
We capitalize certain costs related to the development of internal-use software that supports our Backblaze Storage Cloud platform and related products. Capitalized costs primarily consist of personnel-related costs, including salaries, benefits, and stock-based compensation, incurred during the application development stage of software projects. Capitalization begins when the preliminary project stage is complete and it is probable that the software will be completed and used for its intended purpose, and ceases when the software is substantially complete and ready for its intended use.
Significant judgment is required in determining whether a software project qualifies for capitalization, determining when capitalization should begin and end, and identifying and measuring the costs that qualify for capitalization. We also estimate the expected useful lives of capitalized internal-use software and amortize these costs on a straight-line basis over the period in which the software is expected to provide economic benefit. Changes in our estimates related to project scope, expected functionality, qualifying costs, or useful lives could materially affect the amount of costs capitalized, the timing of expense recognition, and our results of operations.
Capitalized internal-use software represents a significant asset on our consolidated balance sheets, and amortization of these costs is included primarily in cost of revenue. If our assumptions regarding capitalization eligibility, project completion, or useful lives were to change, our operating results and gross margin could be materially impacted.

A hypothetical 10% increase or decrease in the amount of project costs capitalized for the year ended December 31, 2025 would have resulted in a corresponding decrease or increase of approximately $1.0 million in operating expenses for the period.
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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of new or revised accounting standards and, as a result, we will adopt such standards on the dates applicable to private companies until we cease to be an emerging growth company on December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. Accordingly, our consolidated financial statements may not be comparable to those of public companies that comply with new or revised accounting pronouncements as of the public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities. As of December 31, 2025, we had cash and cash equivalents and short-term investments balances of $29.2 million and $22.2 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.

In addition, borrowings under our Revolving Credit Facility bear interest at variable rates, at our discretion, equal to either (a) the average SOFR plus 3.25% or (b) a base rate, as defined in the credit agreement, plus 2.25%. Accordingly, our future interest expense will fluctuate with changes in market interest rates. No borrowings were outstanding under the Revolving Credit Facility as of December 31, 2025.

Inflation Risk

The inflation rate has recently been falling by some measures after reaching a nearly three decade high in 2022, but interest rates remain high and may continue to increase our operating costs and our interest expense. It is uncertain how inflation and interest rates will be impacted in 2026 by the imposition of tariffs and other trade-related actions or inactions. World events, such as the Russia-Ukraine War, the joint United States-Israeli strikes on Iran in February 2026 and other conflicts in the Middle East, continue to negatively affect the global economy. We continue to monitor the impact of inflation in order to minimize its effects through focusing on upmarket revenue growth, productivity improvements, and cost reductions. However, we may not be able to sufficiently offset our increased costs through these measures, for competitive reasons or because of other factors influencing our operations. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Foreign Currency Exchange Rate Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Our revenue and operating expenses are denominated in U.S. dollars and are not subject to foreign currency exchange rate risk. Our exposure to foreign currency exchange rate risk relates to certain finance lease purchase option obligations that are denominated in foreign currencies, including the British pound, Canadian dollar, and Euro. Fluctuations in exchange rates result in remeasurement gains or losses and affect the U.S. dollar value of these lease liabilities. As the we expand our international operations and enter into additional foreign currency-denominated lease arrangements, our exposure to exchange rate fluctuations may increase. We do not currently use derivative instruments to hedge foreign currency risk.

Item 8. Financial Statements and Supplementary Data

BACKBLAZE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Backblaze, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Backblaze, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Los Angeles, California
March 10, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Backblaze, Inc.
San Mateo, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Backblaze, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
/s/ BDO USA, P.C.

We served as the Company's auditor from 2020 to 2024.

San Jose, California

March 11, 2025

BACKBLAZE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$29,182	$45,776
Marketable securities	22,199	9,139
Accounts receivable, net	3,482	1,831
Prepaid expenses	4,195	3,457
Other current assets	6,630	5,545
Total current assets	65,688	65,748
Property and equipment, net	57,310	42,949
Operating lease right-of-use assets, net	22,713	15,873
Capitalized internal-use software, net	40,825	41,801
Other assets	5,290	2,187
Total assets	$191,826	$168,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,588	$1,459
Accrued expenses and other current liabilities	9,406	7,584
Finance lease liabilities and lease financing obligations, current	14,873	16,327
Operating lease liabilities, current	5,253	4,026
Deferred revenue, current	30,498	30,407
Total current liabilities	61,618	59,803
Finance lease liabilities and lease financing obligations, non-current	21,292	13,142
Operating lease liabilities, non-current	20,166	12,844
Deferred revenue and other liabilities, non-current	5,529	5,147
Total liabilities	$108,605	$90,936
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, 0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024; zero shares issued and outstanding as of December 31, 2025 and 2024.	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of December 31, 2025 and 2024; 58,962,339 shares issued and 58,705,790 outstanding as of December 31, 2025 and 53,375,770 shares issued and outstanding as of December 31, 2024.	6	5
Class B common stock, 0.0001 par value; 295,986 shares authorized as of December 31, 2025 and 2024; zero shares issued and outstanding as of December 31, 2025 and 2024.	—	—
Treasury stock, at cost; 256,549 and zero shares as of December 31, 2025 and 2024, respectively	(1,983)	—
Additional paid-in capital	306,795	273,602
Accumulated deficit	(221,597)	(195,985)
Total stockholders’ equity	83,221	77,622
Total liabilities and stockholders’ equity	$191,826	$168,558
The accompanying notes are an integral part of these consolidated financial statements.

BACKBLAZE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024	2023

Revenue	$145,835	$127,628	$102,019
Cost of revenue	57,042	58,285	52,162
Gross profit	88,793	69,343	49,857
Operating expenses:
Research and development	46,109	42,098	39,527
Sales and marketing	37,397	44,440	41,270
General and administrative	28,910	29,094	26,965
Total operating expenses	112,416	115,632	107,762
Loss from operations	(23,623)	(46,289)	(57,905)
Investment income	1,961	1,422	1,984
Interest expense	(3,866)	(3,658)	(3,792)
Loss before provision for income taxes	(25,528)	(48,525)	(59,713)
Income tax provision	84	6	—
Net loss and comprehensive loss	$(25,612)	$(48,531)	$(59,713)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted(1)	$(0.46)	$(1.11)	$(1.66)

Weighted average Class A and Class B common shares outstanding	56,209,667	43,543,023	36,011,446
________________
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

BACKBLAZE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Class A Common Stock(1)		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	33,393,737	$4	—	$—	$156,485	$(87,741)	$68,748
Net loss	—	—	—	—	—	(59,713)	(59,713)
Issuance of common stock upon exercise of stock options	2,446,846	—	—	—	4,613	—	4,613
Issuance of common stock related to the 2021 Equity Incentive Plan	2,327,073	—	—	—	—	—	—
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	695,046	—	—	—	2,339	—	2,339
Issuance of restricted stock units related to bonus plans	287,908	—	—	—	1,848	—	1,848
Stock-based compensation	—	—	—	—	27,103	—	27,103
Balance as of December 31, 2023	39,150,610	4	—	—	192,388	(147,454)	44,938
Net loss	—	—	—	—	—	(48,531)	(48,531)
Issuance of shares of common stock upon public offering, net of underwriting discounts and commissions and other offering costs	7,187,500	1	—	—	36,980	—	36,981
Issuance of common stock upon exercise of stock options	2,526,902	—	—	—	7,537	—	7,537
Issuance of common stock related to the 2021 Equity Incentive Plan	3,434,104	—	—	—	—	—	—
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	780,206	—	—	—	2,768	—	2,768
Issuance of restricted stock units related to bonus plans	296,448	—	—	—	3,507	—	3,507
Stock-based compensation	—	—	—	—	30,422	—	30,422
Balance as of December 31, 2024	53,375,770	5	—	—	273,602	(195,985)	77,622
Net loss	—	—	—	—	—	(25,612)	(25,612)
Purchase of treasury stock	—	—	(256,549)	(1,983)	—	—	(1,983)
Issuance of common stock upon exercise of stock options	1,580,237	—	—	—	5,268	—	5,268
Issuance of common stock related to the 2021 Equity Incentive Plan	3,085,157	1	—	—	(1,918)	—	(1,917)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	619,604	—	—	—	2,550	—	2,550
Issuance of restricted stock units related to bonus plans	301,571	—	—	—	2,014	—	2,014
Stock-based compensation	—	—	—	—	25,279	—	25,279
Balance as of December 31, 2025	58,962,339	$6	(256,549)	$(1,983)	$306,795	$(221,597)	$83,221
________________
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

BACKBLAZE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,612)	$(48,531)	$(59,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash lease expense on operating leases	4,944	2,727	2,350
Depreciation and amortization	25,591	28,328	24,912
Impairment loss on long-lived assets	1,159	898	232
Stock-based compensation	26,436	28,628	25,177
Gain on disposal of property and equipment	(347)	(154)	(292)
Other, net	686	409	417
Changes in operating assets and liabilities:
Accounts receivable	(1,651)	(1,031)	56
Prepaid expenses and other current assets	(1,527)	(741)	(445)
Other assets	(2,673)	(1,346)	(389)
Accounts payable	402	(547)	(295)
Accrued expenses and other current liabilities	130	948	(1,422)
Deferred revenue and other liabilities, non-current	473	5,505	4,526
Operating lease liabilities	(4,467)	(2,588)	(2,464)
Net cash provided by (used in) operating activities	23,544	12,505	(7,350)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(39,530)	(38,097)	(26,358)
Maturities of marketable securities	26,281	45,693	67,874
Proceeds from disposal of property and equipment	167	455	369
Purchases of property and equipment	(4,694)	(1,711)	(5,512)
Capitalized internal-use software costs	(7,564)	(12,471)	(14,716)
Net cash (used in) provided by investing activities	(25,340)	(6,131)	21,657
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance lease and lease financing obligations	(18,164)	(19,503)	(19,510)
Proceeds from issuance of common stock upon public offering, net of underwriting discounts and commission and other offering costs	—	37,434	—
Payments of offering costs	(20)	(383)	—
Proceeds from debt facility	2,454	554	4,273
Repayment of debt facility	(2,454)	(4,682)	(4,450)
Payment of debt issuance costs	(602)	—	—
Proceeds from insurance premium financing	—	—	893
Principal payments on insurance premium financing	—	(893)	(1,545)
Proceeds from lease financing obligations	—	—	4,450
Purchase of treasury stock	(1,983)	—	—
Proceeds from exercises of stock options	5,338	7,477	4,708
Taxes paid for net share settlement of equity awards	(1,917)	—	—
Proceeds from ESPP	2,550	2,768	2,339
Net cash (used in) provided by financing activities	(14,798)	22,772	(8,842)
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,594)	29,146	5,465
Cash and cash equivalents and restricted cash, beginning of period	45,776	16,630	11,165
Cash and cash equivalents and restricted cash, end of period	$29,182	$45,776	$16,630
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$29,182	$45,776	$12,502
Restricted cash, non-current	—	—	4,128
Total cash and cash equivalents and restricted cash, non-current	$29,182	$45,776	$16,630
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$3,738	$3,579	$3,733
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued bonus settled in restricted stock units	$2,014	$3,507	$1,848
The accompanying notes are an integral part of these consolidated financial statements.

BACKBLAZE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Description of Business
Backblaze, Inc. and its subsidiaries (collectively, “Backblaze” or the “Company”) is a high-performance storage cloud platform, designed to help businesses and consumers store, use, and protect their data. The Company delivers its services through the Backblaze Storage Cloud platform, a purpose-built, web-scale software architecture operating on commodity hardware. Backblaze’s offerings include B2 Cloud Storage, an Infrastructure-as-a-Service (“IaaS”) solution, and Computer Backup, a Software-as-a-Service (“SaaS”) solution. The Company was incorporated in the state of Delaware on April 20, 2007.

Follow-On Offering

On November 20, 2024, the Company issued and sold an aggregate of 6,250,000 shares of the Company’s Class A common stock, par value $0.0001 per share at a public offering price of $5.60 per share (the “Follow-On Offering”). The Company also granted the underwriters an option to purchase up to an additional 937,500 shares of Class A common stock at the same per-share price of $5.60 per share. The underwriters exercised their option to purchase the additional shares. The Company received net proceeds of $37.4 million from the Follow-On Offering, after deducting the underwriting discounts and commissions and other offering expenses. Offering costs of $0.5 million, which consisted of direct incremental legal, accounting, and consulting fees were incurred by the Company in connection with the Follow-On Offering. These costs were offset against the proceeds from the Follow-On Offering.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
To conform to the current period’s presentation, certain prior-period amounts have been reclassified as follows:
•Prepaid expenses previously included in “Prepaid and other current assets” have been reclassified to a separate line item in the consolidated balance sheets for the year ended December 31, 2024.
•A reclass of approximately $0.2 million previously classified as prepaid expenses as of December 31, 2024, has been reclassified to “Other” of other current assets in Footnote 6 and the consolidated balance sheet.
•Net accretion of discount on investment securities and net realized investment gains previously presented separately have been reclassified to “Other” in the consolidated statements of cash flows for the years ended December 31, 2024 and December 31, 2023.
•Machinery and equipment, previously presented as a separate major asset class of property and equipment in Note 7, have been reclassified to data center equipment for the year ended December 31, 2024.
These reclassifications had no impact on total assets, liabilities, or stockholders’ equity.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company will maintain its EGC status until the fifth anniversary of the Company’s initial public offering. The Company intends to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC. As a result, our Form 10-K for the year ending December 31, 2026 will no longer reflect any reduced disclosure requirements as an emerging growth company.
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
During the second quarter of 2025, the Company completed a study of the useful lives of its property and equipment. Effective April 1, 2025, the estimated life of data center equipment, which includes hard drives, servers, and other infrastructure equipment, was extended on a prospective basis from a range of 3 to 5 years to a uniform 6 years. The reassessment was based on historical data and continuous improvements made to the efficiency and durability of the Company’s storage infrastructure.
The change in estimate reduced depreciation expense and increased net income by approximately $5.2 million for the year ended December 31, 2025, resulting in an increase of $0.09 per basic and diluted share for the year ended December 31, 2025.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the consolidated financial statements and therefore does not separately present a statement of comprehensive income in the consolidated financial statements.
Foreign Currency
Foreign currency transaction gains and losses primarily arise from exchange rate fluctuations on monetary transactions denominated in a currency other than the functional currency. Because the functional currency of the Company and its foreign subsidiaries is the United States dollar (“USD”), the Company does not have foreign currency translation adjustments. Transaction gains and losses are included in general and administrative on the Company’s consolidated statements of operations and comprehensive loss.

Foreign exchange loss for the periods indicated was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Foreign exchange loss	$451	$32	$123
Concentrations and Risks and Uncertainties

Credit risk. Financial instruments that potentially subject the Company to credit risk primarily consist of cash, cash equivalents, accounts receivable, marketable securities, and unbilled receivables.

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

The following table presents concentrations of vendors and customers that accounted for more than 10% related to the Company’s cash disbursements, accounts payable, and accounts receivable.

	For the Years Ended December 31,
	2025	2024	2023
Cash disbursement concentration
Number of vendors	2	3	2
Total cash disbursements represented by vendors listed above	26%	36%	21%

	December 31,
	2025	2024
Accounts payable concentration
Number of vendors	2	1
Total accounts payable balance represented by vendors listed above	23%	14%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	38%	35%
Revenue. The Company derives substantially all of its revenue from the services operating on its Backblaze Storage Cloud platform: its B2 Cloud Storage and Computer Backup offerings. No customer accounted for more than 10% of the Company’s revenues during the years ended December 31, 2025, 2024 and 2023.

Restructuring

The Company classifies certain costs as restructuring charges when they are incurred and considered direct and incremental in connection with management-approved programs that result in significant changes to the scope of the business or the manner in which the business is conducted. Restructuring charges include employee severance and related costs associated with workforce reductions, facility-related costs incurred to exit or consolidate office space, costs associated with strategic transformation initiatives, and other costs directly attributable to restructuring and transforming the Company’s operations.

Restructuring costs associated with strategic transformation initiatives are generally recognized as expense as the related services are performed or costs are otherwise incurred, while other restructuring-related costs, including asset impairments, are recognized in accordance with the applicable accounting policies for those costs. Employee severance and related costs are recognized when the Company has committed to a plan of termination, the plan identifies the employees affected and the expected completion date, the actions required to complete the plan indicate that it is unlikely that significant changes will be made to the plan or that the plan will be withdrawn. For involuntary terminations, a liability is recognized in accordance with the applicable guidance based on whether employees are required to render future service to receive the benefits.
Revenue Recognition
The Backblaze Storage Cloud provides the core platform for the Company’s B2 Cloud Storage and its Computer Backup offerings. The Company derives its revenue primarily from fees earned from customers accessing these offerings through its platform.
•B2 Cloud Storage is provided as an IaaS solution and is offered predominantly on a consumption-based model, with fees billed monthly in arrears, and to a lesser extent through capacity-based subscription plans with terms ranging from one to five years.
•The Computer Backup is provided as a SaaS solution under subscription arrangements with one month, one-year, and two-year terms, all of which are billed upfront and automatically renew at the end of their respective terms. In addition, customers may incur usage-based fees related to extended version history retention, which are recognized as revenue as the related services are provided.
While the majority of the Company’s customers pay via credit card, certain customers’ accounts are invoiced and recorded in accounts receivable and in revenue, or deferred revenue, depending on whether appropriate revenue recognition criteria have been met. As the Company provides its offerings as a hosted service, it does not provide customers the contractual right to take possession of the software at any time, does not incur set up costs, and does not charge an installation fee for its new customers.
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

The Company applies judgment in determining a customer’s ability and intent to pay based on a variety of factors, including historical payment experience for existing customers and customer profile considerations for new customers.
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
3. Determine the transaction price. The transaction price is determined based on the consideration the Company expects to receive in exchange for transferring services and products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. The Company’s variable consideration includes consumption-based revenue and revenue arrangements that offer the right of return. The Company offers a 30 day right of return for its one to five-year subscription-based arrangements and records a refund liability based on historical return data. Certain fees that are considered consideration payable to a customer are accounted for as a reduction of the transaction price. None of the

Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).
4. Allocate the transaction price to performance obligations in the contract. Contracts that contain multiple distinct performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company determines SSP for performance obligations based on the price it sells a service or product separately.
5. Recognize revenue when or as the Company satisfies a performance obligation. Revenue is recognized when or as the Company satisfies its performance obligations. The Company’s cloud service arrangements generally represent a single performance obligation that is satisfied over time as a series of distinct services that are substantially the same. The Company measures progress using an output method based on the value of services transferred to the customer and applies the “right to invoice” practical expedient for arrangements in which invoiced amounts correspond directly with the value transferred. Subscription-based arrangements are recognized on a straight-line basis over the contractual term beginning on the service commencement date. Consumption-based arrangements are recognized based on actual usage as services are delivered.
The Company also offers a 14-day free trial period for its Computer Backup subscription-based arrangements and it does not enter into a contract with the customer during this trial period. Separately, under its consumption-based arrangements, the Company does not charge customers until at least 10 gigabytes of data have been stored.
The non-current deferred revenue balance of $5.4 million included in the Company’s consolidated balance sheet as of December 31, 2025 will be recognized starting in 2027 and thereafter. As of December 31, 2024, the Company’s non-current deferred revenue balance was $5.1 million, which will be recognized in 2026 and thereafter.
For revenue generated from arrangements that involve third-parties, the Company evaluates whether it is the principal or the agent based on maintaining control over the services being provided and maintaining the relationship with the end-customer. The Company’s revenue is reported on a gross basis, as the Company is the principal.
Cost of Revenue
Cost of revenue includes costs directly associated with the delivery of services and products, which consists of expenses for providing Backblaze’s platform to its customers. These expenses include rent and utilities for operating in data center spaces, personnel costs, network and bandwidth costs, depreciation of the Company’s equipment and finance lease assets in data center spaces and other infrastructure expenses incurred in connection with its customers’ use of its services. The Company periodically receives discounts from third-party vendors that are recorded as a reduction to cost of revenue on its consolidated statements of operations and comprehensive loss. Personnel-related costs associated with customer support and maintaining service availability include salaries, benefits, bonuses and stock-based compensation. Cost of revenue also includes credit card processing fees, amortization of capitalized internal-use software development costs and allocated overhead costs.
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
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. Prior-year amounts have been updated to conform to current year presentation and had no impact on the Company’s previously reported consolidated financial statements. These costs were $2.5 million, $3.0 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
Stock-based Compensation
All stock-based compensation to employees is measured on the grant date, based on the fair value of the awards on the date of grant. The Company recognizes compensation cost for equity-classified awards on a straight-line basis over the requisite service period, which is generally a vesting period of one to four years.

Awards granted under the Company’s bonus plans are accounted for as liability-classified share-based payment awards because the bonus payout represents a fixed monetary amount that is settled in a variable number of shares. For such awards, the Company recognizes compensation cost over the requisite service period based on the fair value of the liability, which is remeasured at each reporting date until settlement. Upon settlement and issuance of restricted stock units (“RSUs”), the awards are reclassified to equity.

Stock-based compensation includes RSUs, stock option grants and stock purchase rights under the ESPP.
The Company uses the Black-Scholes option pricing model to measure the fair value of its stock options and the stock purchase rights under the ESPP. The Black-Scholes option pricing model requires the use of complex assumptions, which determine the fair value of stock-based awards. Forfeitures are accounted for in the period in which they occur.
Cash and Cash Equivalents
Cash and cash equivalents include cash and certain highly liquid investments with maturities of 90 days or less at the date of purchase. Cash equivalents are primarily recorded at cost, which approximates fair value.
Restricted Cash

The Company had restricted cash of $4.1 million related to the line of credit agreement with City National Bank as of December 31, 2023. The Company did not have a restricted cash balance as of December 31, 2025 and 2024.
Marketable Securities

The Company classifies marketable debt securities with original maturities greater than 90 days as held-to-maturity and reports them at amortized cost, with realized gains and losses recognized in earnings. Marketable securities with original maturities of 90 days or less are classified as cash equivalents. The Company determines the appropriate classification of its debt securities at the time of purchase and re-evaluates such determination at each balance sheet date.

The Company will recognize an allowance for estimated credit losses on its held-to-maturity securities, using a forward-looking expected loss model, which reflects losses that are expected to be incurred over the life of the financial instrument. The Company uses a roll-rate method to determine the estimated credit losses using factors including historical global average default rates and expected recovery rates on similar credit quality, bond maturity and duration, along with historical experience, current conditions, and forecasts of future economic conditions, if available. The Company monitors the credit profile of its held-to-maturity securities on a periodic basis, using third party data to assess their credit ratings as well as any adverse conditions specifically related to the security. The allowance for credit losses was a nominal amount for the years ended December 31, 2025 and 2024.

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
The carrying amounts reflected in the consolidated balance sheets for accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses and other current liabilities approximate their respective fair values due to the short maturities of those instruments.
Accounts Receivable, Net

Accounts receivable are carried at the original invoiced amount less an estimated allowance for expected credit losses based on the probability of future collection. The allowance is estimated based on the Company’s assessment of its ability to collect on customer accounts receivable. The allowance was a nominal amount as of December 31, 2025 and 2024. The provision, direct write-offs, and recoveries were also nominal for the years ended December 31, 2025 and 2024. The Company regularly reviews the allowance by considering certain factors such as historical experience, credit quality, age of accounts receivable balances and other known conditions that may affect a customer’s ability to pay.
Unbilled Accounts Receivable
Unbilled accounts receivable represents recognized and unbilled revenue for consumption-based contracts that is billed monthly in arrears. Substantially all of the Company’s unbilled accounts receivable is charged via a credit card upon billing. Unbilled accounts receivable is included in other current assets on the consolidated balance sheets. The balance of unbilled accounts receivable as of December 31, 2025 and 2024 is presented in Note 6.
Deferred Contract Costs

The Company’s deferred contract costs are composed of third-party affiliate commissions and, starting in 2024, a commission structure for its sales team. Sales commissions and related taxes and benefits earned by our sales force as well as sales commission earned by marketing affiliates are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. We determined the period of benefit by taking into consideration the duration of our customer contracts, our customer retention rate and the technology development life cycle. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss. Deferred contract costs are included within other current assets and other assets in the consolidated balance sheets.
Property and Equipment, Net
Property and equipment, both owned and under finance leases, are stated at cost, less accumulated depreciation, which is computed on a straight-line basis over the asset’s estimated useful life. Leasehold improvements are amortized over the shorter of the useful life of the asset or expected lease term. Improvements that increase functionality of the asset are capitalized and depreciated over the asset’s remaining useful life. Construction-in-progress is not depreciated. Fully depreciated assets are retained in property and equipment until removed from service.

The following table presents the estimated useful lives of property and equipment:

Property and Equipment	Useful life
Data center equipment(1)	6 years
Computer equipment	3 - 5 years
Leasehold improvements	Shorter of useful life or expected lease term
________________
(1) During the second quarter of 2025, the estimated lives of data center equipment were extended from a range of 3 to 5 years to a uniform 6 years. See “Use of Estimates” above for further details.
Capitalized Internal-Use Software, Net
The Company capitalizes qualifying software development costs related to new features and enhancements to the functionality of its platform and related products. The costs consist of personnel costs (including related taxes and benefits and stock-based compensation) that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
The Company reviews its capitalization criteria for each project individually. Capitalized costs are amortized over the estimated useful life of the software, which is generally five years, on a straight-line basis, and represents the manner in which the expected benefit will be derived. The Company determines the useful lives of identifiable project assets after considering the specific facts and circumstances related to each project. Amortization of capitalized software costs is substantially included in cost of revenue in the consolidated statements of operations and comprehensive loss.
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
Leases
The Company generally enters into finance lease arrangements for hard drives and related equipment for its data center operations, and operating leases for rental of data center spaces and office space. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. As a majority of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available as of the commencement date for each lease component. The discount rate used is the rate of interest that a lessee would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term in a similar economic environment.

For finance leases, the lease term generally begins on the date of initial possession of the leased asset, and for operating leases, the term begins when the Company has the right to use the leased space and obtain the economic benefits. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. Lease classification is determined at the lease commencement date. The Company records an asset and lease liability on its consolidated balance sheets for leases that have yet to commence when it has the ability to control the underlying asset as that creates a significant right and obligation to the Company. The underlying assets of finance leases are included in property and equipment, net, on the Company’s consolidated balance sheets. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable.
The Company has elected the short-term lease practical expedient for all asset classes, which allows the lessee to not apply the recognition requirements of ASC 842 to short-term leases (leases with original terms of 12 months or less and that do not include a purchase option that the lessee is reasonably certain to exercise).

The Company has elected the practical expedient to combine lease and non-lease components for all of its leases, with the exception of leases related to the co-location lease agreement asset class. For co-location lease agreements, the Company only recognizes fixed minimum payments for tangible components as right-of-use assets and operating lease liabilities, as these arrangements may include significant intangible components.
Regulatory Developments
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, international tax framework, and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of the US research and development expenditure. The Company has completed its assessment of the tax law changes enacted under the OBBB Act. Based on this assessment, the OBBB Act did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025, and the Company does not expect these changes to have a material impact on future periods.

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
Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11,“Interim Reporting (Topic 270): Narrow-Scope Improvements” This standard improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is evaluating the impact this the new standard may have, but does not expect it to have a significant impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This standard updates the recognition model for internal-use software by eliminating the project stage framework and requiring capitalization once projects are approved and completion is probable, and also clarifies related disclosure requirements. This ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

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

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s revenue disaggregated by solution (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
B2 Cloud Storage	$79,897	$63,335	$46,427
Computer Backup	65,938	64,293	55,592
Total revenue	$145,835	$127,628	$102,019
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Consumption-based arrangements	$77,187	$61,459	$45,771
Subscription-based arrangements	68,236	65,658	55,679
Point in time arrangements	412	511	569
Total revenue	$145,835	$127,628	$102,019

Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
United States	$104,567	$94,323	$73,262
United Kingdom	7,513	6,703	5,463
Canada	6,609	5,757	5,027
Other	27,146	20,845	18,267
Total revenue	$145,835	$127,628	$102,019
Deferred Revenue

The following table presents information regarding the Company’s deferred revenue (in thousands):

	December 31,
	2025	2024
Deferred revenue	$35,897	$35,554

	For the Years Ended December 31,
	2025	2024	2023
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$30,640	$26,076	$22,983
Deferred revenue represents the invoiced portion of the Company’s contract liabilities for which the related performance obligations are still outstanding. The Company’s remaining performance obligations (“RPOs”) include deferred revenue as well as future committed revenue under existing customer contracts.

The following tables presents the Company’s RPOs (in millions):

	Within 1 Year	Over 1 Year(1)	Total
As of December 31, 2025	$35.5	$30.7	$66.2
As of December 31, 2024	$34.3	$7.0	$41.3
________________
(1) The increase in remaining performance obligations as of December 31, 2025 was primarily driven by a new multi-year customer contract executed during the fourth quarter of 2025.

Deferred Contract Costs

The following tables presents the Company’s amortization of deferred contract costs (in thousands):

	December 31,
	2025	2024
Deferred contract costs for marketing affiliates	$335	$542
Deferred contract costs for sales commission	$2,639	$972

	December 31,
	2025	2024	2023
Amortization of deferred contract costs related to marketing affiliates	$852	$1,142	$978
Amortization of deferred contract costs related to sales commissions	$480	$126	$—
Note 4. Marketable Securities
Fair Values and Gross Unrealized Gains and Losses on Held-to-Maturity Investments
The amortized cost, gross unrealized gains and losses, and fair values of interest-bearing securities, by type of security, were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
As of December 31, 2025		Gains	Losses
Cash equivalents
Money market funds	$8,729	$—	$—	$8,729	$8,729
Total cash equivalents	$8,729	$—	$—	$8,729	$8,729

Investments
U.S. treasury securities	$9,461	$12	$—	$9,473	$9,461
Corporate debt securities	12,740	4	—	12,744	12,738
Total investments	$22,201	$16	$—	$22,217	$22,199

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
As of December 31, 2024		Gains	Losses
Investments
Commercial paper	$9,139	$—	$(2)	$9,137	$9,139
Total investments	$9,139	$—	$(2)	$9,137	$9,139
Scheduled Maturities
The amortized cost and fair value of held-to-maturity securities as of December 31, 2025 by contractual maturity are shown below.

	Amortized Cost	Fair Value
	(In Thousands)
Within one year	$22,201	$22,217
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$22,201	$22,217
Aging of Unrealized Losses
There were no securities in an unrealized loss position as of December 31, 2025. As of December 31, 2024, certain securities were in an immaterial unrealized loss position for less than twelve months.

Note 5. Fair Value Measurements
The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of December 31, 2025	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$8,729	$8,729
Investments
U.S. treasury securities	9,473	—	—	9,473
Corporate debt securities	—	12,744	—	12,744
Total	$9,473	$12,744	$8,729	$30,946
________________
(1) Investments in money market funds measured at fair value using the net asset value per share practical expedient are not subject to hierarchy level classification disclosure. The Company invests in money market funds that seek to maintain a stable net asset value. These investments include commingled funds that comprise high-quality short-term securities representing liquid debt and monetary instruments where the redemption value is likely to be the fair value. Redemption is permitted daily without written notice.

As of December 31, 2024	Level 1	Level 2	Total

Investments
Commercial paper	$—	$9,137	$9,137
Total	$—	$9,137	$9,137
There were no transfers between levels of the fair value hierarchy for the years ended December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, the only significant assets measured at fair value on a non-recurring basis were right-of-use assets related to the Company’s corporate headquarters lease. In 2024, the Company recognized an impairment related to a partial exit from its headquarters building, and in 2025, the Company recognized an additional impairment upon its complete exit from the same building. These impairments were measured using discounted cash flow models with Level 3 inputs, informed by market data and valuation information obtained from third-party specialists, including assumptions related to expected sublease cash flows and market participant discount rates.
Note 6. Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Unbilled accounts receivable, net	$3,746	$2,864
Receivable from payment processor	615	1,347
Other	2,269	1,334
Total other current assets	$6,630	$5,545

Note 7. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Data center equipment	$95,958	$71,424
Leased and financed data center equipment(1)	66,569	65,037
Computer equipment	2,286	2,239
Leasehold improvements	181	244
Construction-in-process	89	311
Total property and equipment	165,083	139,255
Less: accumulated depreciation and amortization	(107,773)	(96,306)
Total property and equipment, net	$57,310	$42,949
________________
(1) The net book value of the Company’s equipment under finance lease agreements and lease financing obligations was $45.7 million and $35.7 million as of December 31, 2025 and 2024, respectively.

The following table presents property and equipment, net and operating lease right-of-use assets by geographic region (in thousands):

	December 31,
	2025	2024
United States	$67,193	$47,930
Canada	2,871	3,309
The Netherlands	9,959	7,583
Total property and equipment, net and operating lease right-of-use assets	$80,023	$58,822
Note 8. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	December 31,
	2025	2024
Developed software	$68,837	$59,435
General and administrative software	144	144
Total capitalized internal-use software	68,981	59,579
Less: accumulated amortization	(28,156)	(17,778)
Total capitalized internal-use software, net	$40,825	$41,801
Amortization expense of capitalized internal-use software included in the consolidated statements of operations and comprehensive loss is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cost of revenue(1)	$10,398	$6,989	$3,598
General and administrative	10	10	28
Total amortization expense of capitalized internal-use software	$10,408	$6,999	$3,626
________________
(1) Includes $0.1 million of restructuring charges for the year ended December 31, 2025. See Note 16 for additional information.

As of December 31, 2025, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
2026	$11,936
2027	10,935
2028	9,290
2029	6,358
2030	2,153
Thereafter	153
Total	$40,825
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$5,436	$3,620
ESPP withholding	371	485
Accrued expenses	1,815	1,457
Accrued value-added tax	1,225	1,139
Other	559	883
Accrued expenses and other current liabilities	$9,406	$7,584
Note 10. Leases
Finance Leases

The Company generally enters into finance lease arrangements to obtain hard drives and other infrastructure equipment for its data center operations. The term of these agreements primarily range from three to five years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Finance leases are generally secured by the underlying leased equipment. The Company’s finance leases have original lease periods expiring between 2026 and 2030. Finance lease right-of-use assets are included in property and equipment, net on the Company’s consolidated balance sheets.

Operating Leases
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

Summary of Lease Information
The weighted average remaining lease terms and discount rates as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	Operating leases	Finance Leases(1)	Operating leases	Finance Leases(1)
Remaining lease term	5.4 years	2.5 years	4.4 years	1.9 years
Discount rate	6.9%	12.6%	7.2%	11.9%
________________
(1) Includes lease financing obligation costs.

The following table presents the components of lease expense (in thousands):

	For the Years Ended December 31,
	2025	2024(1)	2023(1)
Finance lease costs
Depreciation expense(2)	$9,131	$12,674	$14,059
Interest expense	$3,407	$2,444	$2,827
Lease financing obligation costs
Depreciation expense(2)	$1,307	$2,664	$1,366
Interest expense	$229	$675	$409

Operating lease costs
Rental expense related to lease components	$5,920	$3,397	$3,128
Rental expense related to non-lease components(3)	4,340	5,010	4,999
Variable lease costs	4,358	4,086	1,798
Short term lease costs	—	—	716
Total operating lease costs	$14,618	$12,493	$10,641

Total included in cost of revenue	$13,879	$11,384	$9,063
Total included in general and administrative	$739	$1,109	$1,578
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
(3) Non-lease components are related to non-tangible utilities and services used in the Company’s co-location lease agreements, which are not recorded on the Company’s consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these lease agreements, such as the price of utilities as compared to its tangible data center footprint within each facility.
The following table presents supplemental cash flow information relating to the Company’s leases (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$3,734	$3,119	$3,236
Cash paid for operating lease liabilities	$5,636	$4,012	$2,801
Non-cash items
Equipment acquired through finance leases	$24,864	$17,105	$13,094
Right-of-use assets obtained in exchange for operating lease obligations	$12,674	$9,206	$5,448
During the year ended December 31, 2023, the Company entered into two sale-leaseback arrangements with vendors to provide an aggregate of $4.5 million in cash proceeds for previously purchased hard drives and related equipment. The Company concluded the related lease arrangements would be classified as a lease financing obligation as the Company was reasonably certain to exercise the purchase option within the arrangement. Therefore, the transaction was deemed a failed sale-leaseback and was accounted for as a financing arrangement. The assets continue to be depreciated over their useful lives, and payments are allocated between interest expense and repayment of the financing liability. The Company did not enter into any sale-leaseback arrangements during the years ended December 31, 2025 and 2024.

The future minimum commitments for finance leases and lease financing obligations as of December 31, 2025 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
2026	$17,986	$487	$18,473
2027	13,672	—	13,672
2028	5,856	—	5,856
2029	4,997	—	4,997
2030	84	—	84
Total future minimum commitments	42,595	487	43,082
Less imputed interest	(6,893)	(24)	(6,917)
Total	$35,702	$463	$36,165
As of December 31, 2025, the Company's future minimum obligations for operating leases and non-cancellable contractual commitments related to non-lease components were as follows (in thousands):

Year Ending December 31,	Operating leases	Non-lease components	Total
2026	$6,780	$3,886	$10,666
2027	5,604	3,075	8,679
2028	5,265	3,081	8,346
2029	4,162	2,559	6,721
2030	3,163	1,352	4,515
Thereafter	5,525	109	5,634
Total future minimum commitments	30,499	$14,062	$44,561
Less imputed interest	(5,080)
Total	$25,419
In June 2025, the Company amended an existing lease for a data center facility to (i) extend the non-cancellable term of the original lease and (ii) expand into additional infrastructure designed to support multiple-storage offerings. This expansion is expected to commence in the second quarter of 2026 and includes a non-cancellable lease term of approximately 7 years. The original lease term was also extended to align with this period.
The Company concluded that the multi-storage data center space represents a separate asset class from the Company’s existing co-location data center space. As a result, the lease and non-lease components related to this expanded space are combined in accordance with the Company’s established lease accounting policy.
The Company accounted for the lease amendment as a modification under ASC 842. The amendment consists of two components: (i) an extension of the original lease term, which was remeasured as of the modification date, and (ii) a lease for additional, distinct space, which will be accounted for as a separate lease component and measured at its commencement date in the second quarter of 2026. The Company applied an incremental borrowing rate (“IBR”) of 6.8% to remeasure the lease liability. The IBR was estimated based on current market rates for secured borrowings with similar terms and adjusted for the Company’s credit profile. As of December 31, 2025, the Company had approximately $17.5 million of future minimum undiscounted lease payments related to the expanded lease space, which has not yet commenced and, accordingly, is not included in the operating lease commitments table above.
Note 11. Commitments and Contingencies
Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements to support the Company’s operations. As of December 31, 2025, the Company had non-cancelable purchase commitments of $2.5 million, $2.2 million, and $0.8 million payable during the years ending December 31, 2026, 2027, and 2028, respectively.

During 2024, the Company made payments of $0.2 million to a related party, Meaningful Works, for marketing services per terms of an agreement. An executive officer of Meaningful Works is an immediate family member of the Company’s CEO. As of December 31, 2024, the scope of services has been completed per terms of the agreement.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $1.9 million, $2.0 million, and $1.9 million to the 401(k) plan for the years ended December 31, 2025, 2024, and 2023, respectively.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. Where appropriate, the Company establishes accruals for matters that are both probable and reasonably estimable and generally maintains insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. As of December 31, 2025, the Company was not subject to any claims that are expected to have a material adverse effect on its financial position, results of operations, or cash flows. Nonetheless, the outcome of litigation is inherently uncertain, any such matters, individually or in the aggregate, could result in adverse impacts on the Company, including defense and settlement costs, diversion of management resources, and other factors.
Indemnification
The Company enters into indemnification provisions under agreements with other parties from time to time in the ordinary course of business. These agreements may require the Company to indemnify and defend the indemnified party against third-party claims arising from the Company’s activities or from any breaches of representations or warranties made by the Company. To date, the Company has not incurred any material costs or losses in connection with such indemnification obligations. However, it is not possible to reasonably estimate the maximum potential amount under these indemnification agreements due to the unique facts and circumstances of each arrangement. As a result, the Company has not recorded any liabilities related to these obligations in its consolidated financial statements as of the periods presented.
Note 12. Debt
Revolving Credit Facility
On June 4, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), establishing a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million (the “Revolving Credit Facility”) to be used for general corporate purposes and working capital needs. The Revolving Credit Facility allows for borrowings, repayments, and re-borrowings up to the total capacity, subject to compliance with the terms of the Credit Agreement. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. The Credit Agreement is scheduled to mature on June 4, 2027, at which point all obligations become due. The Credit Agreement includes an option that allows the Company to extend the maturity date by one year, subject to certain conditions. The Company incurred $0.6 million of deferred financing costs related to the Revolving Credit Facility, which are amortized on a straight-line basis over the facility’s two-year term and recorded in other assets on the consolidated balance sheet as of December 31, 2025.
The Revolving Credit Facility is secured by a first-priority lien on substantially all assets of the Company and its consolidated subsidiaries, each of which also guarantees the obligations under the facility. Borrowings under the facility bear interest at a variable rate, at the Company’s discretion, equal to either (a) the average Secured Overnight Financing Rate (“SOFR”) plus 3.25% or (b) a base rate, as defined in the Credit Agreement, plus 2.25%. Additionally, the Credit Agreement requires the payment of a commitment fee of 0.35% on the unused portion of the Revolving Credit Facility and a letter of credit availability fee of 0.125% on outstanding letters of credit.
As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2025, no letters of credit were outstanding and $20.0 million was available for borrowing under the Revolving Credit Facility. The fair value (level 2 of the fair value hierarchy described in Note 2) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
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
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of December 31, 2025, the Company was in compliance with the covenants under the Credit Agreement.

RCA Debt Facility
In December 2023, the Company entered into a fourth amendment related to the revolving credit agreement (as amended, the “RCA”) with City National Bank. Under this amendment, the maximum borrowing available was reduced from $30.0 million to $20.0 million.

On December 10, 2024, the Company voluntarily terminated the RCA agreement. At the time of termination, no amounts were outstanding under the RCA, as the Company had fully paid down the revolving credit amount following the closing of the Follow-On Offering in November 2024.

Total interest expense and amortization of debt issuance costs related to the RCA was $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023.
Insurance Premium Financing Agreement

In November 2023, the Company entered into an insurance policy with annual premiums totaling $1.2 million. The Company executed a finance agreement with AFCO Premium Credit LLC over a term of twelve months to finance the payment of the total premiums owed. The finance agreement required a $0.3 million down payment, with the remaining $0.9 million plus interest paid over three quarterly installments. As of December 31, 2024, the balance was paid in full. Total interest expense related to this agreement was a nominal amount for the year ended December 31, 2024.
Note 13. Stockholders’ Equity
Common Stock

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

Equity Incentive Plans

2011 Equity Incentive Plan (the “2011 Plan”)
The Company adopted the 2011 Plan to provide stock-based awards to employees, directors, and service providers. The 2011 Plan expired in September 2021, and no new awards may be granted under it. Awards granted before expiration remain outstanding and continue to be governed by the terms of the 2011 Plan until they are exercised, forfeited, or expire. Shares that are forfeited, canceled, or expire become available for issuance under the Company’s 2021 Equity Incentive Plan.
2021 Equity Incentive Plan (the “2021 Plan”)
Under the 2021 Plan, the Company may grant options, stock appreciation rights, RSUs, restricted stock awards, other equity-based awards and incentive bonuses to employees, officers, non-employee directors and other service providers of the Company and its affiliates.
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
Reserved Shares for Future Issuance
The Company had reserved shares of common stock for future issuance as follows:

December 31, 2025
2011 Equity Incentive Plan
Shares subject to options outstanding	3,501,410
2021 Equity Incentive Plan
Shares subject to options outstanding	996,615
Restricted stock units outstanding	4,325,318
Shares available for future grants	6,625,371
2021 Employee Stock Purchase Plan
Shares available for future purchases	1,413,677
2024 Inducement Plan
Restricted stock units outstanding	283,759
Shares available for future grants	48,148
Total	17,194,298
Share Repurchase Program
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10.0 million of its Class A common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 ESPP.

Repurchases may be made from time to time in open market transactions, pursuant to Rule 10b5-1 trading plans, or through other means, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The share repurchase program may be suspended, modified, or discontinued at any time and does not obligate the Company to acquire any amount of Class A common stock.
During the year ended December 31, 2025, the Company repurchased a total of 256,549 shares of its Class A common stock for $2.0 million. As of December 31, 2025, approximately $8.0 million remained available for repurchases under the program.
Note 14. Stock-Based Compensation

Restricted Stock Units
RSUs granted under the 2021 Plan and the Inducement Plan generally vest based on continued service up to a four-year period for employees, and over a one-year period for non-employee directors.

RSU activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted-average grant date fair value per share
RSUs unvested as of December 31, 2024	4,764,133	$6.18
Granted	4,303,690	$6.65
Vested	(3,388,866)	$6.30
Forfeited	(1,069,880)	$6.56
RSUs unvested as of December 31, 2025	4,609,077	$6.44

The weighted-average grant date fair values per unit of RSUs granted during the years ended December 31, 2025, 2024 and 2023, were $6.65, $6.97 and $5.06, respectively. The total grant date fair values of RSUs that vested during the years ended December 31, 2025, 2024 and 2023, were $21.3 million, $23.3 million and $15.8 million, respectively.

As of December 31, 2025, total unrecognized compensation cost related to RSUs was $26.9 million, which will be recognized over a weighted-average period of 2.02 years.

In February 2026, the Company’s Compensation Committee approved the issuance of RSUs totaling 2,036,670. These RSUs have service-based vesting periods that are satisfied over three years. The Company expects to recognize $8.9 million in stock-based compensation on a straight-line basis over the vesting period of these awards.
Bonus Plan
The Company maintains an annual bonus program under which bonus awards are contingent upon the achievement of corporate performance targets and are settled in RSUs issued under the Company’s 2021 Plan. Bonus amounts represent fixed monetary values that are settled in a variable number of RSUs based on the Company’s stock price at the date of settlement. Participants must remain employed with the Company through the payout date to maintain eligibility for bonus awards. The requisite service period for these awards begins on the date the Compensation Committee approves the bonus plan and ends on the payout date.

In February 2025, the Compensation Committee approved the issuance of 301,571 RSUs, which vested upon issuance, related to bonus awards earned based on actual corporate performance for the year ended December 31, 2024. In January 2025, the Compensation Committee approved the bonus plan for the year ended December 31, 2025. While the bonus program for 2025 initially contemplated settlement in a combination of cash and RSUs, the Compensation Committee subsequently determined that bonus awards for the period would be settled entirely in RSUs. In February 2026, the Compensation Committee approved the issuance of RSUs with an aggregate grant-date fair value of approximately $4.1 million in settlement of bonus awards earned based on actual corporate performance for the year ended December 31, 2025. Upon issuance, 689,790 RSUs vested and were settled on a net share basis.

Pursuant to the bonus plans, the Company recognized $3.8 million, $2.2 million, and $3.0 million in stock-based compensation during the years ended December 31, 2025, 2024, and 2023, respectively, of which the Company capitalized $0.3 million of stock-based compensation expense during the years ended December 31, 2025 and 2024, and $0.5 million during the year ended December 31, 2023 for the development of internal-use software.

Stock Options

Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.

A summary of stock option award activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2024	6,378,753	$7.28	4.95	$12,136
Options granted	—	—
Options exercised	(1,580,237)	3.33
Options cancelled	(300,491)	11.13
Balance as of December 31, 2025	4,498,025	$8.42	4.19	$3,818
Vested and exercisable as of December 31, 2025	4,498,025	$8.42	4.19	$3,818
The intrinsic value of options exercised was $5.4 million, $13.9 million, and $8.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. There was no unrecognized compensation cost as of December 31, 2025.
ESPP
The Company maintains an ESPP under which eligible employees may purchase shares of the Company’s Class A common stock through payroll deductions, subject to IRS and plan limitations. Offering periods last 24 months and include purchase dates at six-month intervals. Shares are purchased at 85% of the lower of the fair market value of the stock at the beginning of the offering period or on the applicable purchase date. If the fair market value of the Company’s Class A common stock on a purchase date is lower than the fair market value at the beginning of the offering period, the offering period is automatically reset and participants are enrolled in a new offering period, resulting in incremental modification expense recognized in stock-based compensation expense on a straight-line basis over the new offering period. The reset provision under the ESPP was triggered on November 20, 2025, May 20, 2025, and November 20, 2024 each resulting in incremental modification expense of $0.8 million, $1.0 million, and $0.2 million. The ESPP will terminate in November 2041, unless extended by the Board of Directors in accordance with its terms.

The Company recorded stock-based compensation expense under this plan of $2.2 million, $1.6 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which $0.3 million, $0.5 million, and $0.8 million, respectively, was capitalized for the development of capitalized internal-use software.

As of December 31, 2025, the total unrecognized stock-based compensation expense related to the ESPP was $2.8 million, which is expected to be recognized over a weighted average period of 0.79 years.

The following table summarizes the Black-Scholes option pricing model weighted-average assumptions used to estimate the fair value of the ESPP stock purchase rights for the years ended December 31, 2025 and 2024:

For the Years Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	61% - 85%	48% - 74%	46% - 64%
Risk-free interest rate	3.55% - 4.32%	4.31% - 5.43%	4.29% - 5.43%
Expected dividend yield	—%	—%	—%
Total Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cost of revenue	$1,557	$1,907	$1,986
Research and development	12,094	11,277	9,218
Sales and marketing	6,130	9,505	8,801
General and administrative	6,655	5,939	5,172
Total stock-based compensation expense(1)	$26,436	$28,628	$25,177
________________
(1) Stock-based compensation expense includes restructuring charges of $2.5 million incurred during the year ended December 31, 2024, including $0.3 million related to cost of revenue, $0.9 million related to research and development costs, $1.2 million related to sales and marketing costs, and $0.1 million related to general and administrative costs. Stock-based compensation expense includes restructuring charges of $0.1 million incurred during the year ended December 31, 2023, which were related to sales and marketing and general and administrative costs. Nominal stock-based compensation expense related to restructuring was recognized during the year ended December 31, 2025. See Note 16 for additional information.
During the years ended December 31, 2025, 2024, and 2023 the Company capitalized $2.6 million, $4.0 million and $5.0 million, respectively, of stock-based compensation for the development of capitalized internal-use software and property and equipment.

Additionally, during the year ended December 31, 2024, the Compensation Committee approved amendments to outstanding vested stock options held by certain former employees in connection with their voluntary separation from the Company to extend the option expiration and also accelerate the vesting of RSUs. As a result of the modifications, the Company recognized $1.1 million of expense, of which $0.8 million is recorded in sales and marketing and $0.3 million is recorded in general and administrative expense on the Company’s consolidated statements of operations and comprehensive loss.
Note 15. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, share purchase rights pursuant to the Company’s ESPP, shares issuable under the Bonus Plan, and unvested RSUs are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

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

Prior to the Conversion, Class A and Class B common stock were the only outstanding equity in the Company. The rights of the holders of the Class A common stock and Class B common stock were identical, except with respect to voting, transfer, and conversion. Accordingly, the Class A common stock and Class B common stock shared equally in the Company’s net losses.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(25,612)	$(48,531)	$(59,713)

Denominator for basic and diluted net loss per share:
Weighted average Class A and Class B common shares outstanding – basic and diluted	56,209,667	43,543,023	36,011,446
Net loss per share attributable to Class A and Class B common stockholders – basic and diluted	$(0.46)	$(1.11)	$(1.66)
The weighted average potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented are as follows:

	December 31,
	2025	2024	2023
RSUs	2,445,618	2,245,142	5,256,833
Stock options	3,709,619	5,193,911	9,307,142
Shares issuable pursuant to the ESPP	1,286,191	191,271	101,430
Bonus Plan	277,014	152,636	106,147
Total	7,718,442	7,782,960	14,771,552
Note 16. Restructuring
2025 Restructuring and Transformation Plan
In November 2025, the Company initiated a restructuring and transformation plan designed primarily to improve efficiency and enhance the performance of its sales and marketing functions to support its go-to-market initiatives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the reallocation of resources, the redesign of sales and marketing strategies and processes, and other corporate actions. During the year ended December 31, 2025, the Company incurred charges of approximately $2.5 million, including employee termination expenses, an impairment charge related to the Company’s exit from its corporate headquarters facility, and other transformation costs. The Company expects to incur additional charges of approximately $4.7 million to $7.5 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $0.8 million to $1.2 million, and other business transformation costs.
Restructuring costs related to the 2025 Restructuring and Transformation Plan for the year ended December 31, 2025 were as follows (in thousands):

Workforce reduction	$970
Impairment loss on right-of-use asset	901
Other transformation costs	667
Total restructuring costs	$2,538

The following table summarizes liabilities incurred under the 2025 Restructuring and Transformation Plan that are included in accounts payable and accrued expenses and other current liabilities on the consolidated balance sheet (in thousands):

	Workforce Reduction	Transformation	Total
Balance as of January 1, 2025	$—	$—	$—
Charges incurred	970	667	1,637
Noncash charges	—	(109)	(109)
Cash payments during the period	(460)	(393)	(853)
Balance as of December 31, 2025	$510	$165	$675
2024 Restructuring Plan
In November 2024, management approved a restructuring plan intended to improve the Company’s cost structure and operating efficiency (the “2024 Restructuring Plan”). The 2024 Restructuring Plan included a reduction in headcount of approximately 12% of the Company’s workforce and a reduction of the Company’s footprint at its corporate headquarters. The 2024 Restructuring Plan was substantially completed by December 31, 2024.
Restructuring costs related to the 2024 Restructuring Plan for the years ended December 31, 2025 and 2024 and from inception to date were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Inception to Date

Workforce reduction	$(125)	$3,897	$3,772
Impairment loss on right-of-use asset	59	898	957
Professional fees	—	66	66
Total	$(66)	$4,861	$4,795

The majority of the workforce reduction costs incurred in connection with the 2024 Restructuring Plan were related to noncash stock-based compensation. The Company accelerated certain of the RSUs awarded to employees impacted by the 2024 Restructuring Plan and also extended certain of the employees’ options to satisfy the settlement of termination benefits to impacted employees. The workforce reduction costs related to the noncash stock-based compensation amounted to $2.5 million, of which $2.1 million related to the acceleration of RSUs and $0.4 million related to the extension of options.
The following table presents a summary of the liabilities related to the 2024 Restructuring Plan that are included within accrued expenses and other current liabilities on the consolidated balance sheet (in thousands):

Balance as of January 1, 2024	$—
Charges incurred	3,928
Noncash stock-based compensation	(2,524)
Cash payments during the period	(1,049)
Balance as of December 31, 2024	355
Cash payments during the period	(230)
Other adjustments	(125)
Balance as of December 31, 2025	$—
2023 Restructuring Plan
In January 2023, the Company initiated measures to reduce headcount to pursue greater cost efficiency and align strategic initiatives (the “2023 Restructuring Plan”). All costs under the 2023 Restructuring Plan were incurred during the year ended December 31, 2023 for workforce reduction costs totaling $3.6 million. During this period, approximately 1% of the

Company’s workforce terminated employment voluntarily and 4% terminated employment involuntarily. As a result, the Company incurred employee termination expenses and other associated costs.

The following table presents a summary of the liabilities related to the 2023 Restructuring Plan (in thousands):

Balance as of January 1, 2023	$—
Severance and other personnel costs	3,616
Cash payments during the period	(3,616)
Balance as of December 31, 2023	$—

Cumulative Restructuring Costs

Total restructuring costs related to the Company’s restructuring plans were reported in the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Restructuring Costs
Cost of revenue	$115	$460	$—
Research and development	285	1,278	2,311
Sales and marketing	687	1,867	1,025
General and administrative	1,385	1,256	280
Total	$2,472	$4,861	$3,616
The following table presents the stock-based compensation costs related to our restructuring activity as reported in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024 (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Stock-based Compensation
Cost of revenue	$—	$291	$—
Research and development	—	885	—
Sales and marketing	11	1,225	80
General and administrative	—	123	45
Total	$11	$2,524	$125
Note 17. Segment Reporting

Measure of Segment Assets
The CODM reviews asset information on a consolidated basis; accordingly, the measure of segment assets is total consolidated assets as reported on the consolidated balance sheet.

Measure of Segment Profit or Loss
The key GAAP measure of segment profit or loss utilized by the CODM is consolidated net income (loss), which is presented on the consolidated statements of operations and comprehensive loss, and is used to monitor budget versus actual results.

Significant Segment Expenses

The CODM also evaluates operating performance using adjusted research and development, adjusted sales and marketing, and adjusted general and administrative (collectively, “adjusted operating expenses”) that we define as each respective GAAP expense category excluding stock-based compensation expense, depreciation and amortization, restructuring costs, and other non-recurring charges. These adjusted operating expense measures provides the CODM with greater transparency into the underlying trends in our business by facilitating period-to-period comparisons of our ongoing cost structure, excluding the impact of certain non-cash or non-recurring items that may not be indicative of our operating performance. These measures are intended to assist in forecasting and budgeting, in order to inform resource-allocation decisions. The table below presents each adjusted operating expense for the years ended December 31, 2025, 2024, and 2023 as well as the items excluded from each adjusted measure (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Revenue	$145,835	$127,628	$102,019
Adjusted cost of revenue	30,234	28,448	25,845
Adjusted research and development	33,302	30,166	27,505
Adjusted sales and marketing	30,474	34,103	31,335
Adjusted general and administrative	20,061	21,875	21,304
Depreciation	15,085	21,329	21,286
Amortization(1)	10,408	6,999	3,626
Stock-based compensation(2)	26,425	26,104	25,052
Restructuring costs	2,472	4,861	3,616
Other segment items(3)	2,986	2,274	2,163
Net loss and comprehensive loss	$(25,612)	$(48,531)	$(59,713)
________________
(1) $0.1 million of amortization expense for the year ended December 31, 2025 is classified as restructuring charges in the table above, as these charges were incurred as part of our 2025 Restructuring and Transformation Plan.
(2) $2.5 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2024 and 2023, as well as a nominal amount for the year ended December 31, 2025, are classified as restructuring charges in the table above.
(3) Other segment items include investment income, interest expense, foreign exchange (gain) loss, legal settlement costs, impairment of long-lived assets, and income tax provision.
Note 18. Income Taxes
The following table presents the components of net loss before income taxes (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
United States	$(25,628)	$(48,656)	$(59,713)
Non-U.S.	100	131	—
Loss before provision for income taxes	$(25,528)	$(48,525)	$(59,713)

The provision for income taxes included in the consolidated statements of operations and comprehensive loss is comprised of the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	56	6	—
Non-U.S.	28	—	—
Total current	84	6	—
Deferred:
Federal	—	—	—
State	—	—	—
Non-U.S.	—	—	—
Total deferred	—	—	—
Total provision	$84	$6	$—
The following table presents a reconciliation of the statutory federal rate of 21% and the Company’s effective tax rate:

	For the Years Ended December 31,
	2025	2024	2023
Statutory federal income (benefit) rate	(21)%	(21)%	(21)%
Increase (decrease) resulting from:
State income tax rate	(3)%	(4)%	(4)%
Change in valuation allowance	29%	37%	29%
Stock-based compensation	3%	(4)%	2%
Tax credits	(7)%	(7)%	(6)%
Other	(1)%	—%	—%
Effective tax rate	—%	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the Company’s deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$42,537	$31,417
R&D credit carryforwards	15,710	13,829
Stock-based compensation	2,635	2,646
Research and experimental expenditures under IRC Section 174	13,523	19,382
Lease liabilities	6,219	4,189
Disallowed interest expense	3,965	3,438
Accruals and other	1,461	1,335
Total gross deferred tax assets	86,050	76,236
Valuation allowance	(69,974)	(62,492)
Total net deferred tax assets	16,076	13,744

Deferred tax liabilities:
Property and equipment, net	(2,012)	(1,024)
Right of use assets, net	(5,602)	(3,936)
Capitalized internal-use software	(8,462)	(8,784)
Total deferred tax liabilities	(16,076)	(13,744)

Net deferred tax liabilities	$—	$—
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
The valuation allowance increased by $7.5 million, $17.9 million, and $17.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, the Company had federal and state NOL carryforwards of $172.5 million and $109.7 million, respectively. The federal NOL carryforwards consisted of $16.0 million generated before January 1, 2018, which will begin to expire in 2030 and are able to offset 100% of taxable income. The NOLs generated after December 31, 2017 of $156.5 million carryforward indefinitely, and can only offset 80% of taxable income when utilized with exception of NOLs generated in 2018 to 2020 which carryforward indefinitely and can offset 100% of taxable income for tax years beginning before January 1, 2021, as provided by the CARES Act.

State net operating loss carryforwards in the amount of $90.6 million begin expiring in 2029 and approximately $19.1 million have an indefinite life.
The Company has federal research and development (“R&D”) credit carryforwards of $13.1 million which will begin to expire in 2032 and California R&D credit carryforwards of $6.6 million which do not expire. The Company also has $0.1 million of California enterprise zone credits which will begin to expire in 2028.
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
Uncertain Income Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$2,467	$1,889	$1,239
Tax positions related to the current year:
Additions	316	628	649
Reductions	—	—	—
Tax positions related to the prior year:
Additions	20	—	1
Reductions	—	(50)	—
Balance at end of year	$2,803	$2,467	$1,889
The total amount of unrecognized tax benefits as of December 31, 2025 was $2.8 million, all related to federal and state tax jurisdictions. If recognized, these unrecognized tax benefits would not affect the effective tax rate because the Company maintains a full valuation allowance against its deferred tax assets.

As of December 31, 2025, the Company had no interest related to unrecognized tax benefits. No amounts of penalties related to unrecognized tax benefits were recognized in the provision for income taxes. The Company does not anticipate any significant change within twelve months of this reporting date.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal and state income tax examination for calendar tax years beginning in 2007 due to NOLs that are being carried forward for tax purposes.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders.

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
(3) Exhibits. The following exhibits are included herein or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of Registrant, as amended and currently in effect.	10-Q	001-41026	3.1	08/14/2023

3.2	Amended and Restated Bylaws	8-K	001-41026	3.1	12/11/2024

3.3	Certificate of Retirement	8-K	001-41026	3.1	07/10/2023

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	10-K	001-41026	4.1	03/28/2022

10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-260333	10.1	10/18/2021

10.2+	2011 Stock Plan, as amended, and forms of agreements thereunder.	S-1	333-260333	10.2	10/18/2021

10.3+	Amended and Restated 2021 Equity Incentive Plan and form of agreements thereunder	10-K	001-41026	10.3	04/01/2024

10.4+	2021 Employee Stock Purchase Plan.	S-1	333-260333	10.4	11/02/2021

10.5+	Offer Letter, dated July 9, 2024, by and between the Company and Marc Suidan.	8-K	001-41026	10.1	08/08/2024

10.6	Backblaze, Inc. 2024 New Employee Equity Incentive Plan and forms of agreement thereunder	S-8	333-281983	10.11	09/06/2024

10.7	Credit Agreement, dated June 4, 2025, between Backblaze, Inc. and Citizens Bank, N.A.	8-K	001-41026	10.1	06/05/2025

10.8	First Amendment to Credit Agreement, dated August 1, 2025, between Backblaze, Inc. and Citizens Bank, N.A.	8-K	001-41026	10.1	08/07/2025

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Backblaze, Inc.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

23.2	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (contained on signature page to this report).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1	10-K	001-41026	97.1	04/01/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2026.

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

Signature	Title	Date

/s/ Gleb Budman	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 10, 2026
Gleb Budman

/s/ Marc Suidan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2026
Marc Suidan

/s/ Jocelyn Carter-Miller	Director	March 10, 2026
Jocelyn Carter-Miller

/s/ Barbara Nelson	Director	March 10, 2026
Barbara Nelson

/s/ Earl E. Fry	Director	March 10, 2026
Earl E. Fry

/s/ Evelyn D’An	Director	March 10, 2026
Evelyn D’An