Form 10-Q
period 2026-03-31
Backblaze, Inc.
filed 2026-05-04
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 28, 2026, 60.0 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$26,276	$29,182
Marketable securities	19,207	22,199
Accounts receivable, net	4,261	3,482
Prepaid expenses	5,687	4,195
Other current assets	7,405	6,630
Total current assets	62,836	65,688
Property and equipment, net	61,305	57,310
Operating lease right-of-use assets, net	21,403	22,713
Capitalized internal-use software, net	40,857	40,825
Other assets	6,265	5,290
Total assets	$192,666	$191,826
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$9,227	$10,994
Finance lease liabilities and lease financing obligations, current	15,181	14,873
Operating lease liabilities, current	4,530	5,253
Deferred revenue, current	30,999	30,498
Total current liabilities	59,937	61,618
Finance lease liabilities and lease financing obligations, non-current	23,627	21,292
Operating lease liabilities, non-current	19,016	20,166
Deferred revenue and other liabilities, non-current	5,443	5,529
Total liabilities	108,023	108,605
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of both March 31, 2026 and December 31, 2025; 60,478,861 shares issued and 60,033,083 shares outstanding as of March 31, 2026 and 58,962,339 shares issued and 58,705,790 outstanding as of December 31, 2025.	6	6
Class B common stock, $0.0001 par value; 295,986 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025.	—	—
Treasury stock, at cost; 445,778 and 256,549 shares as of March 31, 2026 and December 31, 2025, respectively	(2,792)	(1,983)
Additional paid-in capital	315,173	306,795
Accumulated deficit	(227,744)	(221,597)
Total stockholders’ equity	84,643	83,221
Total liabilities and stockholders’ equity	$192,666	$191,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$38,666	$34,613
Cost of revenue	15,137	15,357
Gross profit	23,529	19,256
Operating expenses:
Research and development	11,286	11,855
Sales and marketing	10,284	9,263
General and administrative	7,312	6,909
Total operating expenses	28,882	28,027
Loss from operations	(5,353)	(8,771)
Investment income	404	533
Interest expense	(1,209)	(853)
Other income (expense), net	39	(149)
Loss before provision for income taxes	(6,119)	(9,240)
Income tax provision	28	84
Net loss and comprehensive loss	$(6,147)	$(9,324)

Net loss per share, basic and diluted	$(0.10)	$(0.17)

Weighted average common shares outstanding, basic and diluted	59,290,195	54,060,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended March 31, 2026
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	58,962,339	$6	(256,549)	$(1,983)	$306,795	$(221,597)	$83,221
Net loss	—	—	—	—	—	(6,147)	(6,147)
Purchase of treasury stock	—	—	(189,229)	(809)	—	—	(809)
Issuance of common stock upon exercise of stock options	129,084	—	—	—	343	—	343
Issuance of common stock under the 2021 Equity Incentive Plan, net of taxes withheld	697,648	—	—	—	(241)	—	(241)
Issuance of restricted stock units related to bonus plans, net of taxes withheld	689,790	—	—	—	2,593	—	2,593
Share registration offering costs	—	—	—	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	5,772	—	5,772
Balance as of March 31, 2026	60,478,861	$6	(445,778)	$(2,792)	$315,173	$(227,744)	$84,643

	Three Months Ended March 31, 2025
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2024	53,375,770	$5	$273,602	$(195,985)	$77,622
Net loss	—	—	—	(9,324)	(9,324)
Issuance of common stock upon exercise of stock options	395,718	—	978	—	978
Issuance of common stock related to the 2021 Equity Incentive Plan	796,588	—	(458)	—	(458)
Issuance of restricted stock units related to bonus plans	301,571	—	2,014	—	2,014
Stock-based compensation	—	—	6,936	—	6,936
Balance as of March 31, 2025	54,869,647	$5	$283,072	$(205,309)	$77,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,147)	$(9,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash lease expense on operating leases	1,310	925
Depreciation and amortization	6,740	7,764
Stock-based compensation	6,901	7,359
Gain on disposal of property and equipment	(13)	(174)
Other, net	(35)	172
Changes in operating assets and liabilities:
Accounts receivable	(779)	61
Prepaid expenses and other current assets	(2,275)	(1,102)
Other assets	(1,049)	(129)
Accounts payable, accrued expenses and other current liabilities	111	199
Deferred revenue and other liabilities, non-current	415	798
Operating lease liabilities	(1,819)	(1,606)
Net cash provided by operating activities	3,360	4,943
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(4,965)	(18,285)
Maturities of marketable securities	8,000	14,765
Proceeds from disposal of property and equipment	17	14
Purchases of property and equipment	(651)	(503)
Capitalized internal-use software costs	(2,112)	(2,123)
Net cash provided by (used in) investing activities	289	(6,132)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(4,230)	(4,543)
Payment of offering costs	—	(10)
Payment of debt issuance costs	—	(20)
Purchase of treasury stock	(809)	—
Proceeds from exercises of stock options	351	1,050
Taxes paid for net share settlement of equity awards	(1,778)	(458)
Other	(89)	—
Net cash used in financing activities	(6,555)	(3,981)
Net decrease in cash and cash equivalents	(2,906)	(5,170)
Cash and cash equivalents, at beginning of period	29,182	45,776
Cash and cash equivalents, at end of period	$26,276	$40,606
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,129	$829
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued bonus settled in restricted stock units	$4,130	$2,014
Accruals related to purchases of property and equipment	$227	$42

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 10, 2026 (the “Annual Report”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments necessary for fair presentation. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Reclassifications
To conform to the current period’s presentation, foreign exchange loss of $0.1 million that was previously included in “General and administrative” operating expenses is now included within “Other income (expense), net” in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025. This reclassification had no impact on total net loss and comprehensive loss.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company will maintain its EGC status until the fifth anniversary of the Company’s initial public offering. The Company intends to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC. As a result, our Annual Report on Form 10-K for the year ending December 31, 2026 will no longer reflect any reduced disclosure requirements as an emerging growth company.

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
During the second quarter of 2025, the Company completed a study on the useful lives of its property and equipment. Effective April 1, 2025, the estimated lives of (i) data center equipment, which includes hard drives, and (ii) machinery and equipment, which includes servers and other infrastructure equipment, were extended on a prospective basis from a range of 3 to 5 years to a uniform 6 years. The reassessment was based on historical data and continuous improvements made to the efficiency and durability of the Company’s storage infrastructure.
The change in estimate reduced depreciation expense and increased net income by approximately $0.9 million for the three months ended March 31, 2026, resulting in an increase of $0.02 per basic and diluted share. The Company expects an additional reduction in depreciation expense and increase in net income of approximately $2.8 million for the remainder of the year ending December 31, 2026 as a result of this change in estimate.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the condensed consolidated financial statements and therefore does not separately present a statement of comprehensive income in the condensed consolidated financial statements.
Income Taxes
The Company is subject to U.S. federal and state income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for each of the three months ended March 31, 2026 and 2025 was zero as the Company has incurred continuous operating losses.
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

The following tables present concentrations of vendors and customers that accounted for more than 10% related to the Company’s cash disbursements, accounts payable, and accounts receivable.

	Three Months Ended March 31,
	2026	2025
Cash disbursement concentration
Number of vendors	2	2
Total cash disbursements represented by vendors listed above	23%	27%

	March 31, 2026	December 31, 2025
Accounts payable concentration
Number of vendors	4	2
Total accounts payable balance represented by vendors listed above	54%	23%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	33%	38%

New Accounting Standards Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 effective January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 for public companies and is effective for fiscal years beginning after December 15, 2025 for non-public business entities. In accordance with our EGC status, the Company will implement the standard on a prospective basis beginning with its annual reporting period ending December 31, 2026. The Company does not expect ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended March 31,
	2026	2025

B2 Cloud Storage	$22,428	$18,048
Computer Backup	16,238	16,565
Total revenue	$38,666	$34,613
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2026	2025
Consumption-based arrangements	$21,739	$17,413
Subscription-based arrangements	16,801	17,108
Point in time arrangements	126	92
Total revenue	$38,666	$34,613
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$28,013	$25,381
United Kingdom	1,959	1,752
Canada	1,623	1,654
Other	7,071	5,826
Total revenue	$38,666	$34,613
Earned, Unbilled Revenue
As of March 31, 2026 and December 31, 2025, the Company had $4.0 million and $3.7 million, respectively, of unbilled accounts receivable included within other current assets in the condensed consolidated balance sheets.
Deferred Revenue
The following table presents information regarding the Company’s total deferred revenue (in thousands):

	March 31, 2026	December 31, 2025
Deferred revenue	$36,312	$35,897

	Three Months Ended March 31,
	2026	2025
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$12,321	$12,224
Deferred revenue represents the invoiced portion of the Company’s contract liabilities for which the related performance obligations are still outstanding. The Company’s remaining performance obligations (“RPOs”) include deferred revenue as well as future committed revenue under existing customer contracts.

The following table presents the Company’s RPOs (in millions):

	Within 1 Year	Over 1 Year	Total
As of March 31, 2026	$42.9	$33.6	$76.5
As of December 31, 2025(1)	$39.5	$30.7	$70.2
_______________
(1) Effective January 1, 2026, the Company has included contracts with an original duration of one year or less in the above RPOs disclosure. To conform to current period disclosure, the Company has similarly included short-term contracts in the comparative disclosure as of December 31, 2025 resulting in an increase of $4.0 million from amounts previously disclosed.
Deferred Contract Costs
The following tables present the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

	March 31, 2026	December 31, 2025
Deferred contract costs for marketing affiliates	$244	$335
Deferred contract costs for sales commission	$3,500	$2,639

	Three Months Ended March 31,
	2026	2025
Amortization of deferred contract costs related to marketing affiliates	$127	$295
Amortization of deferred contract costs related to sales commission	$182	$98
Note 4. Marketable Securities
Fair Values and Gross Unrealized Gains and Losses on Held-to-Maturity Investments
The amortized cost, gross unrealized gains and losses, fair values, and net carrying value of interest-bearing securities, by type of security, were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of March 31, 2026	(in thousands)

Cash equivalents
Money market funds	$12,057	$—	$—	$12,057	$12,057
Total cash equivalents	$12,057	$—	$—	$12,057	$12,057

Investments
U.S. treasury securities	$9,448	$—	$(5)	$9,443	$9,448
Corporate debt securities	9,761	—	(6)	9,755	9,759
Total investments	$19,209	$—	$(11)	$19,198	$19,207

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$8,729	$—	$—	$8,729	$8,729
Total cash equivalents	$8,729	$—	$—	$8,729	$8,729

Investments
U.S. treasury securities	$9,461	$12	$—	$9,473	$9,461
Corporate debt securities	12,740	4	—	12,744	12,738
Total investments	$22,201	$16	$—	$22,217	$22,199
Scheduled Maturities
The amortized cost and fair value of the Company’s held-to-maturity investments as of March 31, 2026, by contractual maturity, are shown below.

As of March 31, 2026	Amortized Cost	Fair Value
	(in thousands)
Within one year	$19,209	$19,198
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$19,209	$19,198
Aging of Unrealized Losses
As of March 31, 2026, certain securities were in an immaterial unrealized loss position for less than twelve months. There were no securities in an unrealized loss position as of December 31, 2025.

Note 5. Fair Value Measurements
The following table presents the level within the fair value hierarchy at which the Company’s held-to-maturity investments are measured (in thousands):

As of March 31, 2026	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$12,057	$12,057
Investments
U.S. treasury securities	9,443	—	—	9,443
Corporate debt securities	—	9,755	—	9,755
Total	$9,443	$9,755	$12,057	$31,255

As of December 31, 2025	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$8,729	$8,729
Investments
U.S. treasury securities	9,473	—	—	9,473
Corporate debt securities	—	12,744	—	12,744
Total	$9,473	$12,744	$8,729	$30,946
_______________
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

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. There were no material assets or liabilities that were measured at fair value on a non-recurring basis as of March 31, 2026 or December 31, 2025 other than those disclosed in Note 5 to Notes to Consolidated Financial Statements included in our Annual Report.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Data center equipment	$99,452	$95,958
Leased and financed data center equipment(1)	70,757	66,569
Computer equipment	2,193	2,286
Leasehold improvements	259	181
Construction-in-progress	134	89
Total property and equipment	172,795	165,083
Less: accumulated depreciation and amortization	(111,490)	(107,773)
Total property and equipment, net	$61,305	$57,310
________________
(1) The net book value of the Company’s equipment under finance lease agreements and lease financing obligations was $49.4 million and $45.7 million as of March 31, 2026 and December 31, 2025, respectively.

The following table presents property and equipment, net and operating lease right-of-use assets by geographic region (in thousands):

	March 31, 2026	December 31, 2025
United States	$68,188	$67,193
Canada	2,836	2,871
The Netherlands	11,684	9,959
Total property and equipment, net and operating lease right-of-use assets	$82,708	$80,023
Note 7. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Developed software	$71,859	$68,837
General and administrative software	144	144
Total capitalized internal-use software	72,003	68,981
Less: accumulated amortization	(31,146)	(28,156)
Total capitalized internal-use software, net	$40,857	$40,825
Amortization expense of capitalized internal-use software included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue(1)	$2,988	$2,446
General and administrative	2	2
Total amortization expense of capitalized internal-use software	$2,990	$2,448
________________
(1) Includes $0.1 million of restructuring charges for the three months ended March 31, 2026 related to our 2025 Restructuring and Transformation Plan. See Note 14 for further information.
As of March 31, 2026, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$9,111
2027	11,539
2028	9,894
2029	6,962
2030	2,758
Thereafter	593
Total	$40,857
Note 8. Leases
Finance Leases

The Company generally enters into finance lease arrangements to obtain hard drives and other infrastructure equipment for its data center operations. The terms of these agreements generally range from three to five years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Finance leases are generally secured by the underlying leased equipment. The Company’s finance leases have original lease periods expiring between

2026 and 2031. Financing lease right-of-use assets are included in property and equipment, net in the Company’s condensed consolidated balance sheets.
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

Summary of Lease Information
The weighted average remaining lease terms and discount rates as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
	Operating leases	Finance Leases(1)	Operating leases	Finance Leases(1)
Remaining lease term	5.3 years	2.7 years	5.4 years	2.5 years
Discount rate	6.9%	12.9%	6.9%	12.6%
________________
(1) Includes lease financing obligation costs.
The following table presents the components of lease expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Finance lease costs
Depreciation expense(1)	$2,336	$2,840
Interest expense	$1,099	$755
Lease financing obligation costs
Depreciation expense(1)	$213	$609
Interest expense	$13	$98

Operating lease costs
Rental expense related to lease components	$1,645	$1,186
Rental expense related to non-lease components(2)	1,232	1,100
Variable lease costs	908	1,092
Total operating lease costs	$3,785	$3,378

Total included in cost of revenue	$3,744	$3,186
Total included in general and administrative expense	$41	$192
________________
(1) Substantially all of the depreciation expense on assets acquired through the Company’s finance leases and lease financing obligations is included in cost of revenue in its condensed consolidated statements of operations and comprehensive loss.
(2) Non-lease components represent non-tangible utilities and services associated with the Company’s co-location lease agreements and are not recorded on the Company’s condensed consolidated balance sheets. The Company used judgment and third-party data in determining the stand-alone price for allocating consideration to lease and non-lease components under these lease agreements, such as the price of utilities as compared to its tangible data center footprint within each facility.

The following table presents supplemental cash flow information relating to the Company’s leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$1,111	$829
Cash paid for operating lease liabilities	$2,227	$1,241
Non-cash items
Equipment acquired through finance leases	$6,907	$7,513
The future minimum commitments for finance leases and lease financing obligations as of March 31, 2026 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2026	$14,443	$339	$14,782
2027	15,631	—	15,631
2028	7,808	—	7,808
2029	6,854	—	6,854
2030	1,653	—	1,653
Thereafter	123	—	123
Total future minimum lease and financing commitments	46,512	339	46,851
Less imputed interest	(8,032)	(11)	(8,043)
Total finance lease and lease financing obligation liabilities	$38,480	$328	$38,808
As of March 31, 2026, the Company's future minimum obligations for operating leases and non-cancellable contractual commitments related to non-lease components were as follows (in thousands):

Year Ending December 31,	Operating leases	Non-lease components	Total
Remainder of 2026	$4,535	$3,226	$7,761
2027	5,586	3,063	8,649
2028	5,246	3,069	8,315
2029	4,149	2,552	6,701
2030	3,163	1,351	4,514
Thereafter	5,525	108	5,633
Total future minimum operating lease commitments	28,204	$13,369	$41,573
Less imputed interest	(4,658)
Total liability	$23,546

In June 2025, we amended an existing lease for a data center facility to (i) extend the non-cancellable term of the original lease and (ii) expand into additional infrastructure designed to support multiple-storage offerings. The extension of the original lease commenced in June 2025. The expansion is expected to commence in the second quarter of 2026 and includes a non-cancellable lease term of approximately seven years. The undiscounted future lease payments associated with this expansion are approximately $17.5 million.

Note 9. Commitments and Contingencies
Contractual Commitments
Other non-cancellable commitments relate mainly to service agreements to support the Company’s operations. As of March 31, 2026, the Company had non-cancelable purchase commitments of $1.9 million, $2.3 million, $0.8 million, and $0.1 million payable for these commitments during the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028, and 2029 respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan for each of the three months ended March 31, 2026 and 2025.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. Where appropriate, the Company establishes accruals for matters that are both probable and reasonably estimable and generally maintains insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. As of March 31, 2026, the Company was not subject to any claims that are expected to have a material adverse effect on its financial position, results of operations, or cash flows. Nonetheless, the outcome of litigation is inherently uncertain, any such matters, individually or in the aggregate, could result in adverse impacts on the Company, including defense and settlement costs, diversion of management resources, and other factors.
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
Note 10. Debt
The Company has a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), which includes a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million (the “Revolving Credit Facility”) for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. As of March 31, 2026, the Company had no outstanding borrowings and no letters of credit under the Revolving Credit Facility and $20.0 million remained available for borrowing. The fair value (level 2 of the fair value hierarchy described in Note 5) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, repurchase shares up to $10.0 million in any fiscal year and engage in other specified transactions. The Credit Agreement also requires the Company to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which the Company retains control and considers as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of March 31, 2026, the Company was in compliance with the covenants under the Credit Agreement.

On April 30, 2026, the Company entered into an amendment to the Credit Agreement. The amendment, among other things, (i) extends the maturity date from June 4, 2027 to June 4, 2028, (ii) resets the option that allows the Company to extend the maturity date by one year, subject to certain conditions, and (iii) modifies certain negative covenants, including increasing the limit on share repurchases from up to $10.0 million to up to $15.0 million per fiscal year and increasing the limit on permitted acquisitions to up to $20.0 million of cash consideration.
Note 11. Stockholders’ Equity
Share Repurchase Program
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10.0 million of its Class A common stock through August 1, 2026. The program is intended to offset dilution resulting from stock-based compensation. Repurchases are to be funded from the proceeds of employee stock option exercises and from employee contributions under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
During the three months ended March 31, 2026, the Company repurchased a total of 189,229 shares of its Class A common stock for $0.8 million. As of March 31, 2026, approximately $7.2 million remained available for repurchases under the program.
Note 12. Stock-Based Compensation
Restricted Stock Units (“RSUs”)
RSUs granted under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2024 New Employee Equity Incentive Plan (the “Inducement Plan”) generally vest based on continued service up to a four-year period for employees and over a one-year period, for non-employee directors and consultants.
RSU activity for the three months ended March 31, 2026 was as follows:

	RSUs	Weighted-average grant date fair value per unit
RSUs unvested as of December 31, 2025	4,609,077	$6.44
Granted	3,497,158	$4.16
Vested	(1,161,649)	$5.35
Forfeited	(231,099)	$6.50
RSUs unvested as of March 31, 2026	6,713,487	$5.44
As of March 31, 2026, total unrecognized compensation cost related to RSUs was $33.3 million, which will be recognized over a weighted-average period of 2.4 years.
In April 2026, the Compensation Committee approved the issuance of RSUs totaling 553,420, which vest over a three-year service period. The Company expects to recognize approximately $2.0 million of stock-based compensation expense on a straight-line basis over the vesting period.

Performance-based RSUs (“PSUs”)
PSUs granted under the 2021 Plan vest based on the Company’s achievement of predefined operational performance targets and continued service through the requisite service period, measured over a one-year performance period. PSUs are subject to one-year cliff vesting and are settled in shares of the Company’s Class A common stock. The number of PSUs earned will range from 0% to 150% of the initial award. Compensation expense is recognized over the requisite service period based on the grant-date fair value of the awards and the estimated number of PSUs expected to vest. The Company revises its estimate of the achievement of performance conditions at each reporting period, with cumulative catch-up adjustments recorded in the period of change.
PSU activity for the three months ended March 31, 2026 was as follows:

	PSUs	Weighted-average grant date fair value per unit
PSUs unvested as of December 31, 2025	—	$—
Granted	128,205	$3.56
Vested	—	$—
Forfeited	—	$—
PSUs unvested as of March 31, 2026	128,205	$3.56
As of March 31, 2026, total unrecognized compensation cost related to PSUs was $0.4 million, which will be recognized over a weighted-average period of 0.9 years.
In April 2026, the Compensation Committee approved the issuance of 754,275 PSUs, which vest based on the achievement of predefined operational performance targets over a one-year performance period and continued service over a three-year service period. The Company expects to recognize approximately $2.7 million of stock-based compensation expense over the requisite service period, based on the grant-date fair value and estimated number of PSUs expected to vest.
Bonus Plan
The Company maintains an annual bonus program under which bonus awards are contingent upon the achievement of corporate performance targets and individual performance objectives, and are generally settled in RSUs issued under the Company’s 2021 Plan. Bonus amounts represent fixed monetary values that are settled in a variable number of RSUs based on the Company’s stock price at the date of settlement. Participants must remain employed with the Company through the payout date to maintain eligibility for bonus awards. The requisite service period for these awards begins on the date the Compensation Committee approves the bonus plan and ends on the payout date. The 2026 bonus plan will be settled in cash for a limited number of executives and offshore contracted employees. The expense for cash-based bonus is excluded from stock-based compensation expense.
In February 2026, the Compensation Committee approved the issuance of RSUs with an aggregate grant-date fair value of approximately $4.1 million based on actual performance against the targets set in the bonus plan for the year ended December 31, 2025. Upon issuance, 689,790 RSUs vested and were settled on a net share basis with a fair value of $2.6 million.
Pursuant to the bonus plans, the Company recognized $2.0 million and $1.1 million in stock-based compensation during the three months ended March 31, 2026 and 2025, respectively, of which the Company capitalized $0.3 million and $0.1 million in each period for the development of internal-use software.

Stock Options
Stock options granted under the equity plans generally vest based on continued service over four years and expire ten years from the date of grant.
A summary of stock option activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	4,498,025	$8.42
Options granted	—	$—
Options exercised	(129,084)	$2.66
Options canceled	(131,046)	$11.49
Balance as of March 31, 2026	4,237,895	$8.50	4.13	$1,271
Vested and exercisable as of March 31, 2026	4,237,895	$8.50	4.13	$1,271
The intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 was $0.3 million and $1.5 million, respectively. As of March 31, 2026, there was no unrecognized compensation cost, as all outstanding options were fully vested.
2021 ESPP
Stock-based compensation under the 2021 ESPP was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, of which the Company capitalized $0.1 million for each period, for the development of internal-use software.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the 2021 ESPP was $2.0 million and is expected to be recognized over a weighted average period of 0.7 years.
Total Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$458	$420
Research and development	2,881	3,467
Sales and marketing	1,643	1,797
General and administrative	1,919	1,675
Total stock-based compensation expense	$6,901	$7,359
During the three months ended March 31, 2026 and 2025, the Company capitalized $0.9 million and $0.7 million, respectively, of stock-based compensation expense for the development of internal-use software.

Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, share purchase rights pursuant to the Company’s 2021 ESPP, shares issuable under the Company’s bonus plans, and unvested RSUs and PSUs are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(6,147)	$(9,324)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	59,290,195	54,060,249
Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.17)
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

	Three Months Ended March 31,
	2026	2025
RSUs	4,176,317	2,287,700
PSUs	1,869	—
Stock options	2,900,518	3,960,307
Shares issuable pursuant to the 2021 ESPP	1,335,819	1,401,770
Bonus Plan	707,924	190,995

Note 14. Restructuring
2025 Restructuring and Transformation Plan
In November 2025, the Company initiated a restructuring and transformation plan designed primarily to improve the effectiveness and efficiency of its sales and marketing functions in support of its go-to-market objectives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the redesign and implementation of new strategies and processes, organizational realignment and reallocation of resources, and other corporate actions.

Restructuring costs related to the 2025 Restructuring and Transformation Plan for the three months ended March 31, 2026 and from the inception of the plan through March 31, 2026 were as follows (in thousands):

	Three Months Ended March 31, 2026	From Inception Through March 31, 2026

Workforce reduction	$486	$1,456
Impairment loss on right-of-use asset(1)	—	901
Other transformation costs	1,705	2,372
Total restructuring costs	$2,191	$4,729
________________
(1) The impairment loss relates to the Company’s exit from its corporate headquarters facility.
The following table presents the restructuring costs as reported in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 (in thousands):

Restructuring Costs
Cost of revenue	$237
Research and development	155
Sales and marketing	1,401
General and administrative	398
Total	$2,191

The following table presents the stock-based compensation costs related to our restructuring activity as reported in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026 (in thousands):

Stock-based Compensation
Sales and marketing	$66
General and administrative	123
Total	$189

As of March 31, 2026, the Company expects to incur additional charges of approximately $2.1 million to $4.3 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $0.1 million to $0.2 million, and other business transformation costs.
The following table summarizes liabilities incurred under the 2025 Restructuring and Transformation Plan that are included in accounts payable and accrued expenses and other current liabilities on the consolidated balance sheet (in thousands):

	Workforce Reduction	Transformation	Total
Balance as of December 31, 2025	$510	$165	$675
Charges incurred	486	1,705	2,191
Noncash charges	(118)	(218)	(336)
Cash payments during the period	(611)	(1,037)	(1,648)
Balance as of March 31, 2026	$267	$615	$882
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

No restructuring charges were recognized under the 2024 Restructuring Plan during the three months ended March 31, 2026 and 2025.
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

Significant Segment Expenses

The CODM also evaluates operating performance using adjusted research and development, adjusted sales and marketing, and adjusted general and administrative (collectively, “adjusted operating expenses”) that we define as each respective GAAP expense category excluding stock-based compensation expense, depreciation and amortization, restructuring costs, and other non-recurring charges. These adjusted operating expense measures provide the CODM with greater transparency into the underlying trends in our business by facilitating period-to-period comparisons of our ongoing cost structure, excluding the impact of certain non-cash or non-recurring items that may not be indicative of our operating performance. These measures are intended to assist in forecasting and budgeting, in order to inform resource-allocation decisions. The table below presents each adjusted operating expense as well as the items excluded from each adjusted measure for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$38,666	$34,613
Adjusted cost of revenue	7,929	7,293
Adjusted research and development	8,210	8,330
Adjusted sales and marketing	7,282	7,426
Adjusted general and administrative	5,102	5,212
Depreciation	3,750	5,251
Amortization(1)	2,843	2,513
Stock-based compensation(2)	6,712	7,359
Restructuring costs	2,191	—
Other segment items(3)	794	553
Net loss and comprehensive loss	$(6,147)	$(9,324)
________________
(1) $0.1 million of amortization expense for the three months ended March 31, 2026 is classified as restructuring charges in the table above.
(2) $0.2 million of stock-based compensation expense for the three months ended March 31, 2026 is classified as restructuring charges in the table above.
(3) Other segment items include investment income, interest expense, foreign exchange (gain) loss, impairment of long-lived assets, and income tax provision.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2025 included in the Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those described or implied in these forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this report to "Backblaze," the “Company”, "we," "our," "us," or similar terms refer to Backblaze, Inc. and its consolidated subsidiaries.
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
We provide cloud services through a purpose-built, web-scale software infrastructure built on commodity hardware. We believe that by offering a cloud storage solution optimized for price-to-performance at scale, engineered for efficiency, and priced predictably, we substantially reduce the cost, complexity and frustration of storing, using, and protecting data, and we empower customers to focus on their core business operations. We focus on specialized storage and an open cloud ecosystem that integrates with a broad range of partners. Ongoing investment in our technology platform and related features has driven customer, community, and product milestones. Customers use us to support their AI workflows, help ensure the cyber-resilience of their organizations, streamline their media workflows, and enable a variety of other data-focused application and information technology (“IT”) needs. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our highly efficient and self-serve customer acquisition model have allowed us to attract over 500,000 customers as of March 31, 2026, and our direct sales activities have historically supported us in acquiring larger customers, including leading neocloud platforms. As we continue expanding and accelerating our movement up-market, we expect our direct sales activities to increasingly contribute to the acquisition of customers like these. Our customers use our Backblaze Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of approximately 5 billion gigabytes of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage Infrastructure-as-a-Service (“IaaS”) offering, our B2 Overdrive high-performance IaaS offering, our Powered by Backblaze white label IaaS offering, and our Computer Backup Software-as-a-Service (“SaaS”) offering. B2 Cloud Storage enables customers to store data, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed primarily on a pay-as-you-go basis or can be paid for on a capacity or committed contract basis for greater predictability. B2 Overdrive is built on the foundation of B2 Cloud Storage. It enables AI and data-driven workloads with up to 1Tbps throughput, unlimited free egress, and private networking support. Powered by Backblaze is also built on the foundation of B2 Cloud Storage. It enables neocloud and application platforms to bolster existing products or expand their product offerings with cloud storage via the Backblaze Partner API and custom domains technology. Computer Backup automatically backs up data from laptops and desktops for businesses and individuals. This cloud backup service offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data.
To continue expanding and accelerating our movement up-market and aligning to emerging AI-related opportunities, we recently launched B2 Neo and the Backblaze Flamethrower startup program. B2 Neo is our white-label, enterprise-grade cloud object storage solution purpose-built for and with neocloud platforms. B2 Neo enables neoclouds to ship a native, branded storage offering in weeks rather than months, without diverting engineering resources from their core GPU and compute roadmaps. Flamethrower is our founder-first startup program designed for the next generation of AI developers, builders, and entrepreneurs. The program offers up to $100,000 in storage credits coupled with direct support from the Backblaze team and a community of peers to help startup companies build economically sound businesses at a critical time in their lifecycle. Together, these launches reflect our dual motion of capturing large, AI supply-side platform relationships at the enterprise level while seeding a developer-led growth pipeline through our self-serve motion.

2025 Restructuring and Transformation Plan
In November 2025, we initiated a restructuring and transformation plan designed primarily to improve the effectiveness and efficiency of our sales and marketing functions in support of our go-to-market objectives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the redesign and implementation of new strategies and processes, organizational realignment and reallocation of resources, and other corporate actions. From inception to date, we have incurred charges of approximately $4.7 million, including employee termination expenses, an impairment charge related to our exit from our corporate headquarters facility, and other transformation costs. For the three months ended March 31, 2026, we have incurred charges of approximately $2.2 million, primarily related to employee termination expenses and other transformation costs.

We expect to incur additional charges of approximately $2.1 million to $4.3 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $0.1 million to $0.2 million, and other business transformation costs.
Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Execution of Our Go-to-Market Transformation
In the second half of 2025, we initiated a multi-faceted go-to-market transformation designed to scale our business more efficiently and further accelerate our movement up-market. This includes scaling our direct sales organization, enhancing our marketing and demand generation capabilities, and driving expansion within our existing customer base.
We are optimizing our direct sales organization to focus on larger enterprise customers and strategic accounts. Our refined go-to-market motion is designed to improve sales productivity while preserving the cost-efficient self-serve model that has historically supported our customer acquisition. We believe effective execution of this transformation will improve customer acquisition efficiency, increase average contract values, and drive long-term revenue growth.
Additionally, we are investing in targeted marketing initiatives including account-based marketing, digital advertising, industry events, and content programs anchored by our blog, case studies, and earned media, to increase brand awareness, improve conversion rates, and prioritize higher-value prospects. This disciplined acquisition mix is intended to reduce reliance on promotional or lower-margin license types while cultivating long-term customer relationships that generate referrals and advocacy.
Finally, we are focused on expanding revenue within our current customer base through the introduction of new features and use cases, continued enhancement of our Customer Success programs under new leadership, and the natural growth of customer data stored on our platform. Customers continue to broaden their use of Backblaze for complementary workloads, including media storage, hybrid cloud support, and analytics repositories.
Positioning in New Ecosystems
We believe the AI era is reshaping the cloud storage landscape and creating opportunities to establish Backblaze in emerging ecosystems where the scale, economics, and openness of our platform are differentiated. We are making targeted investments to position the Company in two such ecosystems where we see meaningful market potential.

Neocloud platforms
Through B2 Neo, our white-label, enterprise-grade cloud object storage solution designed for integration with neocloud platforms, we are pursuing the large, AI supply-side platform relationships that are emerging as GPU and compute providers seek to offer native, branded storage to their customers.
Next-generation developers and startups
Through the Backblaze Flamethrower program, our founder-first startup initiative, we are working to engage the next generation of AI developers, builders, and entrepreneurs. The program offers up to $100,000 in storage credits coupled with direct support from the Backblaze team and a community of peers to help startup companies build economically sound businesses at a critical point in their lifecycle. We view Flamethrower as a seeding investment in a developer-led growth pipeline that complements our self-serve motion.
Continued Investment in Our Platform
We remain committed to continued investment in our technology platform to meet the performance requirements of modern enterprise and AI workloads. We believe this continued focus on enhancing our core platform is critical to supporting existing customers and driving increased usage over time.
Operating More Efficiently
As we execute our growth initiatives, we are focused on improving operational efficiency across the organization. This includes integrating talent added through our transformation initiatives and driving productivity across functions. We also continue to evaluate operating models intended to enhance efficiency, including the expanded use of offshore talent and the application of AI across our business functions. These efforts are designed to help optimize our cost structure and support the reallocation of resources toward strategic growth initiatives.
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% and 27% of our total revenue originating outside of the United States for the three months ended March 31, 2026 and 2025, respectively. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment. In January 2025, for example, we entered into an agreement with a leading hybrid cloud solutions provider in Canada to extend our market reach in this region. This agreement resulted in the launch of a new data center region in Canada in January 2025.

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

	March 31,
	2026	2025
B2 Cloud Storage
Net revenue retention rate(1)	110%	105%
Gross customer retention rate	89%	89%
Annual recurring revenue(2) (in millions)	$93.0	$72.5

Computer Backup
Net revenue retention rate(1)	95%	103%
Gross customer retention rate	91%	90%
Annual recurring revenue(2) (in millions)	$65.2	$66.9

Total Company
Net revenue retention rate(1)	103%	105%
Gross customer retention rate	91%	90%
Annual recurring revenue(2) (in millions)	$158.2	$139.4
________________
(1) Beginning in the first quarter of 2026, we are presenting the net revenue retention rate (“NRR”) using a single-quarter calculation, comparing current quarter revenue to the corresponding prior year quarter, rather than an average of quarterly rates over the prior four quarters, in order to provide a more current measure of customer retention. Prior period NRR amounts have been recast to conform to the current period presentation.
(2) Beginning in the first quarter of 2026, to improve comparability between periods, we revised our methodology for calculating annual recurring revenue (“ARR”) for our consumption-based arrangements to use a daily revenue rate during the last month of the period rather than a monthly rate. Prior period ARR amounts presented have been recast to conform to the current period presentation.
Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. The enhancement of our B2 Cloud Storage offerings is driving significant revenue retention, resulting in NRRs of 110% and 105% as of March 31, 2026 and March 31, 2025, respectively. The decrease in the NRR for Computer Backup reflects the prior-year period benefit from the phased impact of earlier price increases on renewing subscriptions, whereas pricing was stabilized in the NRR as of March 31, 2026.
To calculate NRR for a specific quarter, we determine the revenue recognized in that quarter from customers who generated revenue during the last month of the same quarter of the previous year. This revenue is then divided by the revenue generated from those same customers in the prior year quarter.
Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. We have maintained gross customer retention rates of approximately 90% across our revenue products as of both March 31, 2026 and March 31, 2025. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next.
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
Annual Recurring Revenue
Given the renewable nature of our business, we view ARR as an important indicator of our financial performance and operating results, and we believe it is a useful metric for internal planning and analysis. For subscription-based arrangements, ARR is calculated by multiplying the monthly revenue for the last month of a period by 12. For consumption-based arrangements, ARR is calculated by multiplying average daily revenue for the last month of a period by 365. Total Company ARR represents the annualized value of all B2 Cloud Storage consumption- and subscription-based arrangements and Computer Backup subscription-based arrangements as of the end of a period. See Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on revenue from B2 Cloud Storage and Computer Backup arrangements.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally consumption-based and paid for by customers in arrears, we recognize revenue in the month these storage services are delivered and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage NRR rate of 110% as of March 31, 2026. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements included in our Annual Report for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate is indicative of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $20.5 million for B2 Cloud Storage as of March 31, 2026 compared to March 31, 2025, representing 28% growth. ARR for Computer Backup experienced a slight decline of $1.7 million compared to the prior year, but continues to serve as a stable source of recurring revenue, supported by multi-year subscription commitments and increased demand from business environments.
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
Effective May 1, 2026, we implemented changes to our B2 Cloud Storage pricing, including an increase in pay-as-you-go storage pricing and the elimination of API transaction fees. We expect these changes to impact the mix and level of revenue recognized from consumption-based arrangements in future periods. The overall effect on revenue will depend on customer usage patterns and adoption of our platform, including by customers with more data-intensive workloads.

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
During the second quarter of 2025, we completed a study on the useful lives of our property and equipment, resulting in an extension of the useful life of our infrastructure equipment. This update resulted in a reduction in depreciation expense of approximately $0.9 million for the three months ended March 31, 2026, and is anticipated to result in further reduction of approximately $2.8 million for the remainder of the year ending December 31, 2026 as a result of this change in estimate.
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
In addition, as part of our ongoing go-to-market transformation, we expect sales and marketing expenses to increase as we continue to invest in key initiatives, including a programmatic overhaul of our developer experience focused specifically on the tooling and documentation that serves developers using or building with AI, the launch of Flamethrower, a startup program designed to provide early-stage companies with product credits, technical support, and ecosystem partnerships to drive early adoption and long-term customer growth, and the introduction of B2 Neo, a white-label cloud storage solution designed to expand our reach through enterprise platform partners.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
	(dollars in thousands)
Revenue	$38,666	100%	$34,613	100%
Cost of revenue	15,137	39%	15,357	44%
Gross profit	23,529	61%	19,256	56%
Operating expenses:
Research and development	11,286	29%	11,855	34%
Sales and marketing	10,284	27%	9,263	27%
General and administrative	7,312	19%	6,909	20%
Total operating expenses	28,882	75%	28,027	81%
Loss from operations	(5,353)	(14)%	(8,771)	(25)%
Investment income	404	1%	533	2%
Interest expense	(1,209)	(3)%	(853)	(2)%
Other income (expense), net	39	—%	(149)	—%
Loss before provision for income taxes	(6,119)	(16)%	(9,240)	(27)%
Income tax provision	28	—%	84	—%
Net loss and comprehensive loss	$(6,147)	(16)%	$(9,324)	(27)%

The following table includes stock-based compensation, depreciation and amortization, and restructuring charges as they are included in the results of operations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock-based compensation(1)
Cost of revenue	$458	$420
Research and development	2,881	3,467
Sales and marketing	1,577	1,797
General and administrative	1,796	1,675
Total stock-based compensation	$6,712	$7,359

Depreciation and amortization
Cost of revenue(2)	$6,513	$7,644
Research and development	40	58
Sales and marketing	24	40
General and administrative	16	22
Total depreciation and amortization	$6,593	$7,764

Restructuring charges
Cost of revenue	$237	$—
Research and development	155	—
Sales and marketing	1,401	—
General and administrative	398	—
Total restructuring charges	$2,191	$—
________________
(1) $0.2 million of stock-based compensation expense incurred during the three months ended March 31, 2026 is classified as restructuring charges in the table above, including $0.1 million related to sales and marketing costs, and $0.1 million related to general and administrative costs. For further information on our restructuring plans, see Note 14 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2) $0.1 million of depreciation and amortization expense related to cost of revenue for the three months ended March 31, 2026 is classified as restructuring charges in the table above.

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
B2 Cloud Storage revenue	$22,428	$18,048	$4,380	24%
Computer Backup revenue	16,238	16,565	(327)	(2)%
Total revenue	$38,666	$34,613	$4,053	12%
Total revenue increased by $4.1 million, or 12%, for the three months ended March 31, 2026 compared to the same period in 2025.
Primary factors influencing the $4.4 million increase in B2 Cloud Storage revenue include the following:
•a $2.7 million increase in sales to new customers; and
•a $1.7 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers.
Primary factors influencing the $0.3 million decrease in Computer Backup revenue include the following:
•a $0.9 million decrease from a decline in license counts;
•a $0.3 million increase from the phased impact of earlier price increases on renewing subscriptions; and
•a $0.3 million increase driven by increased utilization by existing customers.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$15,137	$15,357	$(220)	(1)%
Gross margin	61%	56%
Cost of Revenue
Primary factors influencing the $0.2 million, or 1%, decrease in cost of revenue for the three months ended March 31, 2026 compared to the same period in 2025 include the following:
•a $1.5 million decrease in depreciation expense primarily due to the extension of the useful life of our infrastructure equipment;
•a $0.6 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support increased storage capacity;
•a $0.4 million increase in amortization expense related to capitalized investments in platform enhancements and new software features;
•increases of $0.1 million each in workforce reduction costs and amortization related to our restructuring activities; and
•a $0.1 million increase in baseline operating spend.
Gross Margin
Gross margin was 61% for the three months ended March 31, 2026, compared to 56% for the same period in 2025. The increase in our gross margin was primarily driven by higher revenue and lower fixed costs, including reduced depreciation expense resulting from the extension of the useful life of our infrastructure equipment, effective April 1, 2025, which increased gross margin by approximately 2% for the three months ended March 31, 2026. In addition, improved economies of scale related to personnel supporting cost of sales contributed to the increase. These benefits were partially offset by higher variable costs associated with the expansion of our data center spaces.

Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$11,286	$11,855	$(569)	(5)%
Sales and marketing	$10,284	$9,263	$1,021	11%
General and administrative	$7,312	$6,909	$403	6%
Primary factors influencing the change in operating expenses for the three months ended March 31, 2026 compared to the same period in 2025 include the following:
Research and Development
•a decrease of $0.6 million in stock-based compensation expense, including a $0.9 million decrease primarily related to outstanding options vested during the prior year and a lower number of award grants and a $0.2 million decrease related to higher capitalization of internally developed software resulting from changes in project timing and scope, partially offset by a $0.5 million increase related to our 2026 bonus plan;
•a decrease of $0.2 million in personnel-related costs due to a decrease of $0.2 million related to higher capitalization of internally developed software resulting from the timing and level of qualifying development activities, a $0.1 million decrease primarily related to lower headcount, partially offset by an increase of $0.1 million in workforce reduction costs related to our restructuring activities; and
•a $0.3 million increase in baseline operating spend.

Sales and Marketing
•an increase of $1.4 million in restructuring costs, including $1.2 million to support our go-to-market transformation initiatives and $0.2 million in workforce reduction costs;
•an increase of $0.4 million in advertising and marketing costs; and
•decreases of $0.4 million and $0.2 million in personnel-related expenses and stock-based compensation, respectively, primarily related to a reduction in headcount following our recent restructuring and ongoing efficiency initiatives.
General and Administrative
•an increase of $0.4 million in restructuring costs, including $0.3 million to support our go-to-market transformation initiatives; and $0.1 million in workforce reduction costs.

Investment Income

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Investment income	$404	$533	$(129)	(24)%

Investment income decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to lower interest rates on marketable securities.
Interest Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest expense	$(1,209)	$(853)	$(356)	(42)%
Interest expense increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a higher volume of finance leases, reflecting continued investment in data center infrastructure.

Other Income (Expense), Net
The change in other income (expense), net was attributable to foreign currency transaction gains and losses, which fluctuate based on changes in exchange rates between the U.S. dollar and foreign currencies.
Income Tax Provision
Our provision for income taxes was immaterial for the three months ended March 31, 2026 and 2025.
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
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Gross profit	$23,529	$19,256
Adjustments:
Stock-based compensation	458	420
Depreciation and amortization(1)	6,513	7,644
Restructuring charges	237	—
Adjusted gross profit	$30,737	$27,320
Gross margin	61%	56%
Adjusted gross margin	79%	79%
________________
(1) $0.1 million of amortization expense recorded to cost of revenue for the three months ended March 31, 2026 is classified as restructuring charges in the table above.

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

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Net loss and comprehensive loss	$(6,147)	$(9,324)
Adjustments:
Depreciation and amortization(1)	6,593	7,764
Stock-based compensation(2)	6,712	7,359
Interest expense and investment income, net	805	320
Income tax provision	28	84
Foreign exchange (gain) loss	(39)	149
Restructuring charges	2,191	—
Adjusted EBITDA	$10,143	$6,352
Net loss and comprehensive loss margin	(16%)	(27%)
Adjusted EBITDA Margin	26%	18%
________________
(1) $0.1 million of amortization expense for the three months ended March 31, 2026 is classified as restructuring charges in the table above.
(2) $0.2 million of stock-based compensation expense for the three months ended March 31, 2026 is classified as restructuring charges in the table above.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through payments received from our customers and, in later periods, from the net proceeds from our public offerings. As of March 31, 2026 and December 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities of $45.5 million and $51.4 million, respectively.
We believe that our existing cash, cash equivalents, and marketable securities, together with cash provided by operations and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our credit facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data center spaces, the price at which we are able to purchase or lease infrastructure equipment, the impact of inflation on interest rates, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. To support our revenue growth and increased demand for our B2 cloud storage, we expect to increase our capital expenditures, continue leveraging finance lease agreements for infrastructure investments and, when strategic opportunities arise, we may supplement our revolving credit facility with additional equity or debt funding to accelerate enterprise-focused growth. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
We maintain cash deposits in the United States, in Federal Deposit Insurance Corporation insured banks. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation.
Debt
We have a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), which includes a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million (the “Revolving Credit Facility”) for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. As of March 31, 2026, we had no outstanding borrowings and no letters of credit under the Revolving Credit Facility and $20.0 million remained available for borrowing.
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, repurchase shares up to $10.0 million in any given year and engage in other specified transactions. The Credit Agreement also requires us to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which we retain control and consider as cash and cash equivalents, (ii) a minimum consolidated EBITDA threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of March 31, 2026, we were in compliance with the covenants under the Credit Agreement.

On April 30, 2026, we entered into an amendment to the Credit Agreement. The amendment, among other things, (i) extends the maturity date from June 4, 2027 to June 4, 2028, (ii) resets the option that allows the Company to extend the maturity date by one year, subject to certain conditions, and (iii) modifies certain negative covenants, including increasing the limit on share repurchases from up to $10.0 million to up to $15.0 million per fiscal year and increasing the limit on and permitted acquisitions to up to $20.0 million of cash consideration.
Commitments
Finance Leases
We generally enter into finance lease arrangements to obtain hard drives and other infrastructure equipment for our data center operations. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 12.9% as of March 31, 2026.
Operating Leases
We lease data center spaces and office space under non-cancelable operating leases with various expiration dates. The weighted average discount rate for operating leases was 6.9% as of March 31, 2026. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our operating leases.
Purchase Commitments
In addition, we have purchase commitments that relate mainly to infrastructure agreements used to facilitate our operations. As of March 31, 2026, the Company had $1.9 million, $2.3 million, $0.8 million, and $0.1 million payable for these commitments during the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028, and 2029, respectively.
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
During the three months ended March 31, 2026, we repurchased a total of 189,229 shares of our Class A common stock for $0.8 million. As of March 31, 2026, approximately $7.2 million remained available for repurchases under the program.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Net cash provided by operating activities	$3,360	$4,943
Net cash provided by (used in) investing activities	$289	$(6,132)
Net cash used in financing activities	$(6,555)	$(3,981)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
For the three months ended March 31, 2026, cash provided by operating activities was $3.4 million, which resulted from a net loss of $6.1 million, adjusted for non-cash charges of $14.9 million and net cash outflow of $5.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $6.9 million for stock-based compensation expense, $6.7 million for depreciation and amortization expense, and noncash lease expense on operating leases of $1.3 million. The net cash outflow from changes in operating assets and liabilities was primarily due to a $2.3 million increase in prepaid expenses and other current assets primarily due to the timing of prepayments, $1.8 million decrease in operating lease liabilities reflecting the timing of lease payments, a $1.0 million increase in other assets related to employee sales commissions plan, and a $0.8 million increase in accounts receivable driven by higher revenue from enterprise customers and the timing of billings and related collections.
For the three months ended March 31, 2025, cash provided by operating activities was $4.9 million, which resulted from a net loss of $9.3 million, adjusted for non-cash charges of $16.0 million and net cash outflow of $1.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.8 million for depreciation and amortization expense, $7.4 million for stock-based compensation expense, and noncash lease expense on operating leases of $0.9 million. The net cash outflow from changes in operating assets and liabilities was primarily the result of cash outflows related to a decrease of $1.6 million in operating lease liabilities, as well as an increase in prepaid and other current assets of $1.1 million, each related to the timing of payments of our expenses. The cash outflows were partially offset by a cash inflow due to an increase of $0.8 million in deferred revenue, which increased due to our growing sales and to timing of collections from our customers.
Investing Activities
Cash provided by investing activities during the three months ended March 31, 2026 was $0.3 million, resulting primarily from the following activity:
•Proceeds of $8.0 million from the maturity of our marketable securities;
•Purchases of marketable securities of $5.0 million;
•Cash payments of $2.1 million related to the development of internal-use software for adding new features and enhanced functionality to our platform; and
•Cash payments of $0.7 million related to capital expenditures in support of infrastructure deployments to support our growing business.
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
Financing Activities
Cash used in financing activities for the three months ended March 31, 2026 was $6.6 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $4.2 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$1.8 million related to payments on taxes for net share settlements of vested equity awards;
•$0.8 million related to repurchases of our Class A common stock; and
•$0.4 million in proceeds from the exercise of employee stock options.
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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of new or revised accounting standards and, as a result, we will adopt such standards on the dates applicable to private companies until we cease to be an emerging growth company on December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. Accordingly, our financial statements may not be comparable to those of public companies that comply with new or revised accounting pronouncements as of the public company effective dates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities. As of March 31, 2026, we had cash and cash equivalents and marketable securities balances of $26.3 million and $19.2 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.
In addition, borrowings under our Revolving Credit Facility bear interest at variable rates, at our discretion, equal to either (a) the average Secured Overnight Financing Rate plus 3.25% or (b) a base rate, as defined in the credit agreement, plus 2.25%. Accordingly, our future interest expense will fluctuate with changes in market interest rates. No borrowings were outstanding under the Revolving Credit Facility as of March 31, 2026.

Inflation Risk
The inflation rate has recently been falling by some measures after reaching a nearly three decade high in 2022, but interest rates remain high and may continue to increase our operating costs and our interest expense. It is uncertain how inflation and interest rates will be impacted in 2026 by the imposition of tariffs and other trade-related actions or inactions. World events, such as the ongoing conflicts in Ukraine and the Middle East, continue to negatively affect the global economy. We continue to monitor the impact of inflation in order to minimize its effects through focusing on upmarket revenue growth, productivity improvements, and cost reductions. However, we may not be able to sufficiently offset our increased costs through these measures, for competitive reasons or because of other factors influencing our operations. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Foreign Currency Exchange Rate Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Our revenue and operating expenses are denominated in U.S. dollars and are not subject to foreign currency exchange rate risk. Our exposure to foreign currency exchange rate risk relates to certain finance lease purchase option obligations that are denominated in foreign currencies, including the British pound, Canadian dollar, and Euro. Fluctuations in exchange rates result in remeasurement gains or losses and affect the U.S. dollar value of these lease liabilities. As we expand our international operations and enter into additional foreign currency-denominated lease arrangements, our exposure to exchange rate fluctuations may increase. We do not currently use derivative instruments to hedge foreign currency risk.
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
As of March 31, 2026, we carried out an evaluation, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. Significant new and materially modified risk factors are indicated with asterisks in the “Risk Factors” section following this summary. These risks include, among others:

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
We incurred net losses of $6.1 million and $9.3 million for the three months ended March 31, 2026 and 2025, respectively. After more than 18 years of operations, we had an accumulated deficit of $227.7 million as of March 31, 2026. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future, particularly as we seek to move up-market and may also include new market entrants, including storage offerings by some of our partners, customers or other third parties in the industry. For example, Cloudflare, CoreWeave, DigitalOcean and Vultr offer at least some form of their own storage solutions. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. We have raised prices in the past, including price increases which took effect in the fourth quarter of 2023 and the second quarter of 2026. While we believe that these price increases resulted in increased revenue without a material negative impact on our business, any future price increases by us, or reductions in prices by our competitors, could have a material adverse effect on our business, including potential loss of customers who do not wish to renew their subscriptions at the higher prices, reduction in the number of new customers, or a decrease in the amount of data that existing (or new) customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
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
If our internal or external information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.
Our customers rely on our solutions to store or use their data, which may include confidential, sensitive or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (“DDoS”) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, lead to the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation and negatively impact us and our customers. We regularly encounter attempts to create false or undesirable user accounts, phishing attacks and various types of DDoS attacks, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. For example, AI technologies may be used in connection with cybersecurity attacks, which may increase the sophistication, frequency or speed of such attacks and, in turn, make them more difficult to detect or mitigate. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, societal or political developments resulting in periods of increased political tensions and military conflicts could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective, and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.
We generate substantially all of our revenue from the sale of our cloud services either on a consumption or subscription model. To grow, we must continue to attract customers on a cost-effective basis. Any price increases could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us, thus negatively impacting our revenue and business. We have historically used, and plan to increase our use of, a variety of advertising and marketing programs to promote our cloud services. Our sales and marketing investments intended to accelerate the scaling of our business, including any expansion of existing programs and new programs to promote our cloud services, may not be successful or provide a reasonable return on investment within a desired timeframe. Significant increases in the pricing of one or more of our advertising channels would increase our advertising and marketing costs or cause us to choose less expensive and perhaps less effective channels. We may also need to expand into channels with significantly higher costs, which could adversely affect our operating results. We may also incur increased sales and marketing expenses and engineering and operating expenses, including infrastructure expenditures, significantly in advance of the time we anticipate recognizing any revenue generated by such expenses, and we may only at a later date, or never, experience an increase in revenue or other benefits as a result of such expenditures. For example, in April 2025 we announced B2 Overdrive, a premium priced high-performance cloud storage solution, which is intended to meet the demands of data-intensive workloads such as AI and machine learning training, high-performance computing, large-scale analytics, and media processing. While this expansion opens new market opportunities, it also introduces risks associated with entering a competitive and rapidly evolving sector, including the need for substantial investment in infrastructure, often in advance of corresponding revenue generation, and potential challenges in meeting specialized customer requirements. If we are unable to achieve effective advertising and marketing programs or successfully expand our solution offerings and operations, our ability to attract new customers could be adversely affected, our advertising and marketing expenses could increase substantially, and our operating results may suffer.
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
If we fail to effectively manage our workforce and operational needs, our business would be harmed.*
Our business requires that we continuously evaluate and align our workforce, operational capacity, and organizational structure with evolving strategic priorities and market conditions. In 2024 and 2025, we initiated measures to reduce headcount, implemented a hiring freeze, and took other actions to pursue greater cost efficiency and align strategic initiatives. While we believe these actions were necessary to position the company for long-term success, they involve inherent risks, including the loss of institutional knowledge, reduced capacity to execute on strategic initiatives, challenges retaining key employees during periods of organizational uncertainty, and potential adverse effects on employee morale, productivity, and company culture.

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

If and when we resume headcount expansion, we will need to effectively recruit, onboard, and integrate new employees while maintaining the operational discipline and cost structure we have worked to establish. Our success will depend in part on our ability to manage these workforce dynamics effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls. If we fail to appropriately align our workforce and operational capacity with the needs of our business, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees. Additionally, we are continuing to evolve our go-to-market strategy to expand our reach among larger enterprise, neocloud, and AI-focused customers. As we target larger customers, our revenue may become increasingly concentrated among a smaller number of large customers, which could expose us to greater revenue volatility and customer concentration risk. While we believe these efforts position us well for long-term growth, they also involve execution risk, and there is no guarantee these initiatives will achieve the anticipated results within the expected timeframe.
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
The competition for data center space, infrastructure and equipment has intensified significantly, particularly due to increased demand from AI and other compute-intensive workloads. As a result, available capacity in key markets is limited, and data center and other vendors have implemented, and may in the future implement, more stringent qualification and other requirements. These heightened requirements may favor larger, better-capitalized companies and could make it more difficult or costly for us to secure additional data center space or renew existing agreements on favorable terms. Adding data center capacity, whether at existing locations or new locations, requires significant lead time, capital investment, and coordination with third-party providers. As a result, our ability to scale infrastructure in line with the storage demands of our customers may be constrained, particularly during periods of accelerated data growth or supply chain disruption. In addition, many of our data center spaces are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center space, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. If we are unable to obtain sufficient data center capacity, or if we are forced to accept less favorable terms, our ability to scale, maintain service levels, or otherwise grow our business could be adversely affected. In addition to availability risks, the cost of data center space, equipment, and energy may fluctuate, and any significant increases could adversely affect our gross margins and operating results.
Our business depends on our ability to retain and increase revenue from customers, and if we are unable to do so, our revenue and operating results would be adversely affected.
It is important for our business that our customers continue to use, and even increase their use of, our cloud services. Many of our customers can terminate their use of our cloud services at will with little-to-no advance notice. Even though some of our customers enter into longer-term multi-year agreements, they generally have no obligation to renew their subscriptions or increase usage. Due to our varied customer base and lack of long-term customer and usage commitments, it can be difficult to accurately predict our customer retention rate on a quarterly basis or long-term basis. Our customer retention and the amount of data that they store with us may decline or fluctuate as a result of a number of factors, including potential customer dissatisfaction with our cloud services and offerings; pricing plans; our customers’ own business conditions; customer decisions to delete unneeded or redundant data; the perception, whether or not accurate, that competitive products provide better options; changes in our brand or reputation; and overall general economic conditions. The consumer portion of the market for our Computer Backup has also been experiencing downward pressure as the market for standalone consumer backup solutions has matured. Price increases for Computer Backup and B2 Cloud Storage, such as the price increase for B2 Cloud Storage that took effect in the second quarter of 2026, could make it more difficult to attract new customers and retain existing customers or cause existing customers to reduce the amount of data that they store with us or subscriptions they purchase from us. Our future financial performance also depends in part on our ability to continue to increase revenue from our customers through new features and additional paid products, such as B2 Overdrive, Enterprise Control and multi-region selection. Our customers’ decision whether to opt for additional paid products is driven by a number of factors. If our customers do not perceive the value in such additional paid offerings, we may not realize the anticipated benefits of our investments in such additional features, and our financial results could be harmed. If we cannot successfully retain our existing customers and add new customers consistent with historical rates, including maintaining or growing the amount of data that our customers store with us, our revenue and ability to grow may be adversely affected.
To the extent we target different types of customers, we may face increased demands and challenges that adversely impact our business and operations.*
Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may also face greater peak demands on our infrastructure from customers using our platform that could temporarily impact the quality of our services, strain our resources, increase our operating costs or require additional capital expenditures. For example, we have experienced an increasing number of AI technology companies using our platform and have increased our focus on AI customer opportunities. The market for AI is evolving rapidly and subject to significant changes and demands. Our focus on AI customers subjects us to significant risks including rapid technological obsolescence, intense competition from established companies as well as new market entrants, and high volatility. The AI market is characterized by rapid innovation cycles that could render our solutions obsolete, and may involve significant investments and dedication of resources in engineering, technical operations, sales and marketing. In addition, the nature of AI workloads often requires higher performance, lower latency, and increased utilization of storage infrastructure compared to traditional customers. Certain data heavy use cases, including various AI use cases, place greater demands on our storage systems, including higher throughput, increased hard drive processing, and more intensive data access patterns. These requirements could increase our infrastructure costs, accelerate hardware wear, and require additional investment in technology and capacity. If we are unable to meet the evolving needs of these types of customers or manage the associated operational challenges, our business, infrastructure, and financial results could be adversely affected. As a result, our business may also fluctuate more significantly as our customers experience volatility and fluctuating demands as the AI market and the business needs of our customers evolve.
We may also face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education, prolonged contract negotiations and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. In addition, the loss of any larger customers will have a greater impact on our financial results than the loss of smaller customers, which could cause our financial results to fluctuate more significantly from period to period. As we continue to target larger enterprise, neocloud, and AI-focused customers, our revenue may become increasingly concentrated among a smaller number of large customers, which could expose us to greater revenue volatility and outsized risk from the loss or significant reduction in usage by any single customer. Large customers may also exercise greater negotiating leverage, leading to pricing pressure, more favorable contract terms, or extended payment terms that could compress our margins. Moreover, we cannot assure you that our efforts to attract and retain customers will be successful or justify the additional investments in a timely manner, or at all.
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
•outbreaks of war or other hostilities, such as the ongoing conflicts in Ukraine and the Middle East;
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and other key personnel. Substantially all of our employees, including our senior management, are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees, particularly given that some of these employees may hold equity of the Company that is largely vested, or that we would be able to timely replace members of our senior management or other key employees should any of them depart. Various personnel actions, including the restructurings and reductions in force we previously announced in November 2025 and November 2024, can also create disruption and result in additional turnover. Changes in key personnel may result in a loss of institutional knowledge, delay near term decision making, and create uncertainty for employees, customers and partners. The loss of experienced personnel, or delays in hiring and onboarding qualified successors, could adversely affect our go-to market success, product development, engineering execution, and overall business performance.
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
In the three months ended March 31, 2026, we derived approximately 28% of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We expect to continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data center spaces, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant upfront and on-going investments and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
A significant and growing part of our strategy is to serve data-heavy workloads, including AI model builders and neocloud platforms through our Powered by Backblaze program, who use our Backblaze Storage Cloud to store data for their AI workflows, such as model training. We are investing in capabilities to serve this market, including our B2 Neo solution, a high-performance storage offering designed for AI and neocloud workloads, and a substantial portion of our growth strategy depends on attracting and retaining these customers. This reliance exposes us to risks arising from their business practices and the evolving regulatory landscape governing AI use. The legal and regulatory landscape around AI is rapidly evolving, including issues of data usage, intellectual property (e.g., training data provenance), and algorithmic transparency. For example, the European Union’s AI Act, which took effect in 2024, imposes significant obligations on AI systems and could affect how our customers develop, train, or deploy AI models using data stored on our platform. In the United States, states such as California and Colorado have enacted AI-specific legislation, and additional federal or state regulations may follow. New or stricter laws or regulations, or new interpretations of existing laws, could impact our customers’ ability to use our platform for their AI model training or data storage, which could negatively affect the growth and adoption of B2 Cloud Storage. Furthermore, if an AI model developed by a customer is found to produce discriminatory, harmful, or legally questionable outputs, or is subject to an intellectual property infringement claim related to its training data (which is stored on our platform), our brand and reputation could be harmed. While our contracts seek to limit our liability, we could still be drawn into litigation or regulatory actions against our customers, incurring defense costs and management distraction. Additionally, our growth strategy depends on attracting these data-intensive neocloud customers and AI model builders; factors that negatively affect their business, such as failure to successfully commercialize their AI products, migration to alternative storage, or broader market downturns affecting AI investment, could materially impact our revenue growth and financial condition. Because revenue from these customers can be concentrated among a small number of large agreements, the loss of even one significant neocloud customer could have a disproportionate effect on our results.

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
We store personal information and other customer data, as well as use certain cookies on our website, that are subject to numerous federal, state, local, and foreign laws regarding privacy and the storing and protection of personal information and other customer data, and disclosure requirements regarding the use and certain breaches of such laws. For example, we are subject to the General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act of 2020 (“CPRA”), among other laws and regulations around the world. Other comprehensive data privacy or data protection laws or regulations requiring local data residency and/or restricting the international transfer of data have been passed or are under consideration in other jurisdictions. In addition, some industries have industry-specific requirements relating to compliance with certain privacy, security and regulatory standards, such as those required by the Health Insurance Portability and Accountability Act (“HIPAA”). Such laws give rise to an increasingly complex set of compliance obligations regarding our ability to gather, use, and store customer data and customer account data.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. The ongoing conflicts in Ukraine and the Middle East, the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, volatility in oil prices, inflation, high interest rates, banking and financial crises, and pandemics have added to global economic uncertainty and market volatility, which could cause a reduction in spending on products and solutions storage. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, political uncertainty and changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.
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

On June 4, 2025, we entered into a senior secured revolving credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”) providing borrowing capacity of up to $20.0 million, of which up to $3.0 million is available through a letter-of‑credit (the “Revolving Credit Facility”). While we believe the Revolving Credit Facility generally strengthens our overall financial position, the Credit Agreement imposes various affirmative and negative covenants, including financial covenants requiring us to maintain specified minimum liquidity, minimum consolidated EBITDA, and maximum total leverage ratios, as well as limitations on our ability to incur additional indebtedness, create liens on our assets, make certain investments, and take other corporate actions, including mergers and acquisitions, without prior approval from the Lender. As a result, our operating and financial flexibility may be materially restricted by these provisions. If we fail to comply with any covenant or other terms and conditions, the Lender may accelerate amounts outstanding under the facility, require mandatory prepayment or repayment, terminate access to additional borrowings, or foreclose on any or all of the Company’s assets secured or otherwise pledged as collateral under the Credit Agreement. These restrictions may limit our ability to respond effectively to changing market or economic conditions, pursue acquisitions, investments, or strategic transactions that we otherwise believe are value enhancing, return capital to stockholders via dividends, share repurchases or other distributions; or make capital expenditures or other internal reinvestments, including investing in product enhancements or scaling key infrastructure. Our ability to comply with these covenants, and to avoid defaults, may be adversely affected by changes in our liquidity position, profitability, working capital, or capital structure that arise due to factors outside of our control, including economic downturns, competitive pressures, or unexpected expense events. A default under the Credit Agreement could have a material adverse effect on our financial condition, results of operations, and cash flows.
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

Certain of our market opportunity estimates, growth forecasts, and other metrics included in this Quarterly Report on Form 10-Q could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Certain estimates and information contained in this Quarterly Report on Form 10-Q, including general expectations concerning our industry and the market in which we operate, market opportunity, and market size, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Moreover, much of this information is based on information provided by third-party providers. Although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data, and such information may also not prove to be accurate. If there are any limitations or errors with respect to such data or methodologies, our business opportunities may be limited, which could negatively affect our shares of Class A common stock. Even if the markets in which we compete meet the size estimates and growth forecasted in this Quarterly Report on Form 10-Q, our business could fail to grow at similar rates, if at all.

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

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the ongoing conflicts in Ukraine and the Middle East, and conflicts between China-Taiwan, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. One of our data center vendors also went through bankruptcy proceedings in 2022. Although none of these prior examples resulted in any material impact to our business, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners could result in disruptions to the company, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.

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

Many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners, and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses, and results of operations could be adversely impacted. For example, the ongoing conflicts in Ukraine and the Middle East and tariffs imposed by the current United States administration have each created extreme volatility in the global capital markets and may have further adverse consequences for the global economy, including disruptions of the global supply chain and energy markets. In addition, various banking institutions and companies, including Stripe and credit card companies, began prohibiting any payments from persons located in Russia, which impacts our ability to receive payments from, and transact certain types of business operations with, our customers, and potential new customers, that are located in those regions. Although we do not have a significant number of customers located in those regions, such actions will have some impact on our business. It is also difficult to predict how long the conflict may last, how the conflict could escalate, and how the sanctions may evolve, which could cause a greater adverse impact on our business and operations than we expect.

We rely on third-party systems for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third-party software to provide many essential financial, enterprise risk planning and operational services to support our business, including Stripe, HubSpot, NetSuite, FireHydrant, and Zendesk. For example, many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process such payments. To the extent there are any issues with the payment processing, including increases in payment processing fees, delays in receiving payments from payment processors, or other disruptions or failures in our payment processing systems, our revenue, operating expenses, and results of operations could be adversely impacted. We depend upon such third-party vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas of our business such as our ability to timely provide required financial reporting. In addition, we periodically implement new third party systems, features, and software releases. The implementation of new systems, features or releases may be complex and could introduce undetected errors, bugs, compatibility issues or other integration issues. These issues could lead to service outages, data loss, security vulnerabilities, or other disruptions that negatively impact our customers and business operations. If we fail to successfully manage risks associated with third-party dependencies, our business, financial condition, and results of operations could be materially and adversely affected.
We are an emerging growth company, which provides, among other things, reduced disclosure requirements, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our Class A common stock less attractive to investors.

As of June 30, 2025, we continued to qualify as an “emerging growth company,” as defined in the securities law. For as long as we continue to be an emerging growth company, we have taken, and may continue to take, advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced certain financial disclosure requirements and exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. By taking advantage of some or all of the reduced disclosure requirements available to emerging growth companies, investors may find our Class A common stock less attractive, which may result in a less active trading market for our Class A common stock and greater stock price volatility.

We will remain an emerging growth company until December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of our initial public offering. As a result, our Annual Report on Form 10-K for the year ending December 31, 2026 will no longer reflect any reduced disclosure requirements as an emerging growth company.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the listing requirements of the Nasdaq Global Market (“Nasdaq”), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-

consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, we are currently exempt from the requirement for an independent registered public accounting firm to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting under Section 404 until our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.

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

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of a material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and assumptions involve those related to costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality. We also regularly review long-lived assets, including property and equipment, and intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If parts of our business, including products or features, market conditions or business opportunities change in ways that negatively impact these assets, we may be required to record impairment charges. Any such charges could be material and adversely affect our results of operations and financial condition.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such stockholder. Any provision of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.

Prior to the listing of our Class A common stock, there was no public market for shares of our Class A common stock. Since our initial public offering, the stock price of our Class A common stock has experienced very high volatility and the market prices of securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock could be subject to wide fluctuations in response to various factors, including those listed in this Quarterly Report on Form 10-Q, some of which are beyond our control and may not be related to our operating performance.

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
The following is a summary of the repurchases of our Class A common stock, by month, during the quarter ended March 31, 2026 (in thousands, except for share and per share information):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2026	80,340	$4.90	80,340	$7,624
February 2026	44,772	$4.16	44,772	$7,438
March 2026	64,117	$3.59	64,117	$7,208
Total	189,229	$4.28	189,229
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 25, 2026, each of Gleb Budman, our Chief Executive Officer, and Marc Suidan, our Chief Financial Officer, adopted a written trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Each of these trading arrangements was subsequently terminated on March 31, 2026.
Second Amendment to Credit Agreement
On April 30, 2026, we entered into a Second Amendment to Credit Agreement with Citizens Bank, N.A. (the “Second Amendment”). The Second Amendment amends the Credit Agreement to, among other things, (i) extends the maturity date from June 4, 2027 to June 4, 2028, (ii) resets the option that allows the Company to extend the maturity date by one year, subject to certain conditions, and (iii) modifies certain negative covenants, including increasing the limit on share repurchases to up to $15.0 million per fiscal year and increasing the limit on permitted acquisitions to permit up to $20.0 million of cash consideration.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Second Amendment to Credit Agreement, dated April 30, 2026, between Backblaze, Inc. and Citizens Bank, N.A., and other Loan Parties thereto.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
† Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted. The
Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits and/or schedules.
* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Backblaze, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 4, 2026

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)