Form 10-Q
period 2026-06-30
Backblaze, Inc.
filed 2026-08-03
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 27, 2026, 61.9 million shares of the registrant’s Class A common stock were outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$32,428	$29,182
Marketable securities	17,454	22,199
Accounts receivable, net	5,266	3,482
Prepaid expenses	4,415	4,195
Other current assets	9,141	6,630
Total current assets	68,704	65,688
Property and equipment, net	70,065	57,310
Operating lease right-of-use assets, net	32,772	22,713
Capitalized internal-use software, net	42,238	40,825
Other assets	10,061	5,290
Total assets	$223,840	$191,826
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$16,960	$10,994
Finance lease liabilities and lease financing obligations, current	16,625	14,873
Operating lease liabilities, current	4,782	5,253
Deferred revenue, current	30,428	30,498
Total current liabilities	68,795	61,618
Finance lease liabilities and lease financing obligations, non-current	30,088	21,292
Operating lease liabilities, non-current	30,942	20,166
Deferred revenue and other liabilities, non-current	5,477	5,529
Total liabilities	135,302	108,605
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 62,374,253 shares issued and 61,803,439 shares outstanding as of June 30, 2026 and 58,962,339 shares issued and 58,705,790 outstanding as of December 31, 2025.	6	6
Class B common stock, $0.0001 par value; 295,986 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025.	—	—
Treasury stock, at cost; 570,814 and 256,549 shares as of June 30, 2026 and December 31, 2025, respectively	(3,358)	(1,983)
Additional paid-in capital	324,723	306,795
Accumulated deficit	(232,833)	(221,597)
Total stockholders’ equity	88,538	83,221
Total liabilities and stockholders’ equity	$223,840	$191,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$42,713	$36,298	$81,379	$70,911
Cost of revenue	15,879	13,257	31,016	28,614
Gross profit	26,834	23,041	50,363	42,297
Operating expenses:
Research and development	11,002	11,878	22,288	23,733
Sales and marketing	10,215	10,172	20,499	19,435
General and administrative	9,791	7,231	17,103	14,140
Total operating expenses	31,008	29,281	59,890	57,308
Loss from operations	(4,174)	(6,240)	(9,527)	(15,011)
Investment income	381	500	785	1,033
Interest expense	(1,263)	(880)	(2,472)	(1,733)
Other income (expense), net	7	(477)	46	(626)
Loss before provision for income taxes	(5,049)	(7,097)	(11,168)	(16,337)
Income tax provision	40	—	68	84
Net loss and comprehensive loss	$(5,089)	$(7,097)	$(11,236)	$(16,421)

Net loss per share, basic and diluted	$(0.08)	$(0.13)	$(0.19)	$(0.30)

Weighted average common shares outstanding, basic and diluted	60,793,955	55,627,214	60,046,229	54,835,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2026
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of March 31, 2026	60,478,861	$6	(445,778)	$(2,792)	$315,173	$(227,744)	$84,643
Net loss	—	—	—	—	—	(5,089)	(5,089)
Purchase of treasury stock	—	—	(125,036)	(566)	—	—	(566)
Issuance of common stock upon exercise of stock options	647,936	—	—	—	2,684	—	2,684
Issuance of common stock under the 2021 Equity Incentive Plan, net of taxes withheld	956,474	—	—	—	(772)	—	(772)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	290,982	—	—	—	1,071	—	1,071
Stock-based compensation	—	—	—	—	6,567	—	6,567
Balance as of June 30, 2026	62,374,253	$6	(570,814)	$(3,358)	$324,723	$(232,833)	$88,538

	Three Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of March 31, 2025	54,869,647	$5	$283,072	$(205,309)	$77,768
Net loss	—	—	—	(7,097)	(7,097)
Issuance of common stock upon exercise of stock options	334,363	—	885	—	885
Issuance of common stock related to the 2021 Equity Incentive Plan	947,240	1	(362)	—	(361)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	311,502	—	1,388	—	1,388
Stock-based compensation	—	—	7,059	—	7,059
Balance as of June 30, 2025	56,462,752	$6	$292,042	$(212,406)	$79,642

	Six Months Ended June 30, 2026
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	58,962,339	$6	(256,549)	$(1,983)	$306,795	$(221,597)	$83,221
Net loss	—	—	—	—	—	(11,236)	(11,236)
Purchase of treasury stock	—	—	(314,265)	(1,375)	—	—	(1,375)
Issuance of common stock upon exercise of stock options	777,020	—	—	—	3,027	—	3,027
Issuance of common stock under the 2021 Equity Incentive Plan, net of taxes withheld	1,654,122	—	—	—	(1,013)	—	(1,013)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	290,982	—	—	—	1,071	—	1,071
Issuance of restricted stock units related to bonus plans, net of taxes withheld	689,790	—	—	—	2,593	—	2,593
Share registration offering costs	—	—	—	—	(89)	—	(89)
Stock-based compensation	—	—	—	—	12,339	—	12,339
Balance as of June 30, 2026	62,374,253	$6	(570,814)	$(3,358)	$324,723	$(232,833)	$88,538

	Six Months Ended June 30, 2025
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of December 31, 2024	53,375,770	$5	$273,602	$(195,985)	$77,622
Net loss	—	—	—	(16,421)	(16,421)
Issuance of common stock upon exercise of stock options	730,081	—	1,863	—	1,863
Issuance of common stock related to the 2021 Equity Incentive Plan	1,743,828	1	(820)	—	(819)
Issuance of common stock related to the 2021 Employee Stock Purchase Plan	311,502	—	1,388	—	1,388
Issuance of restricted stock units related to bonus plans	301,571	—	2,014	—	2,014
Stock-based compensation	—	—	13,995	—	13,995
Balance as of June 30, 2025	56,462,752	$6	$292,042	$(212,406)	$79,642
The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,236)	$(16,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash lease expense on operating leases	3,023	1,964
Depreciation and amortization	13,757	13,238
Impairment loss on right-of-use assets	—	59
Stock-based compensation	16,057	14,663
Loss (gain) on disposal of property and equipment	6	(248)
Other, net	5	407
Changes in operating assets and liabilities:
Accounts receivable	(1,784)	(1,409)
Prepaid expenses and other current assets	(2,443)	(1,368)
Other assets	(4,362)	(827)
Accounts payable, accrued expenses and other current liabilities	4,016	441
Deferred revenue and other liabilities, non-current	(539)	88
Operating lease liabilities	(2,713)	(2,099)
Net cash provided by operating activities	13,787	8,488
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(7,957)	(28,132)
Maturities of marketable securities	12,727	18,884
Proceeds from disposal of property and equipment	23	30
Purchases of property and equipment	(1,453)	(1,287)
Capitalized internal-use software costs	(5,162)	(4,184)
Net cash used in investing activities	(1,822)	(14,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on finance leases and lease financing obligations	(8,501)	(9,277)
Payment of offering costs	(89)	(20)
Payment of debt issuance costs	(118)	(554)
Purchase of treasury stock	(1,375)	—
Proceeds from exercises of stock options	2,843	1,894
Taxes paid for net share settlement of equity awards	(2,550)	(819)
Proceeds from ESPP	1,071	1,388
Net cash used in financing activities	(8,719)	(7,388)
Net increase (decrease) in cash and cash equivalents	3,246	(13,589)
Cash and cash equivalents, at beginning of period	29,182	45,776
Cash and cash equivalents, at end of period	$32,428	$32,187
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,376	$1,694
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued bonus settled in restricted stock units	$4,130	$2,014
Accruals related to purchases of property and equipment	$42	$82

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization and Description of Business
Description of Business
Backblaze, Inc. and its subsidiaries (collectively, “Backblaze” or the “Company”) is a high-performance cloud storage platform that serves as a backbone for data-intensive use cases in artificial intelligence (“AI”) as well as across a broad range of other modern cloud workloads. Customers also use the Backblaze Storage Cloud platform to help ensure the cyber-resilience of their organizations, streamline media workflows, and address a variety of other data-focused application and information technology needs. The Company delivers its services through the Backblaze Storage Cloud platform, a purpose-built, web-scale software architecture operating on commodity hardware. Backblaze’s offerings include B2 Cloud Storage, an Infrastructure-as-a-Service (“IaaS”) solution, and Computer Backup, a Software-as-a-Service (“SaaS”) solution.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 10, 2026 (the “Annual Report”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include normal recurring adjustments necessary for fair presentation. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Reclassifications
To conform to the current period’s presentation, foreign exchange losses of $0.5 million and $0.6 million that was previously included in “General and administrative” operating expenses is now included within “Other income (expense), net” in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. This reclassification had no impact on total net loss and comprehensive loss.
To conform to the current period’s presentation, prepaid expenses and other current assets that were previously presented as separate line items have been reclassified and included in “Prepaid expenses and other current assets” in the condensed consolidated statement of cash flows for the six months ended June 30, 2025.

Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company will maintain its EGC status until the fifth anniversary of the Company’s initial public offering. The Company intends to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC. As a result, the Company’s Annual Report on Form 10-K for the year ending December 31, 2026 will no longer reflect any reduced disclosure requirements as an emerging growth company.
Significant Accounting Policies
Except as described below, there have been no material changes to the Company’s significant accounting policies as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.
Revenue Recognition
Committed-Capacity and Managed Storage Arrangements
The Company recently began offering committed storage capacity and managed storage services. Under committed-capacity arrangements, the provision of reserved storage capacity over the contractual term represents a single performance obligation that is satisfied over time as the capacity is made available to the customer. Revenue is recognized under these arrangements using an output method based on the proportion of contracted storage capacity made available, which reflects the transfer of services to the customer. Under managed storage arrangements, the related managed storage services generally represent a single performance obligation that is satisfied over time, with revenue recognition commencing when the applicable storage capacity is deployed and the related services become available to the customer.
Revenue recognition under these arrangements is expected to begin during the third quarter of 2026. Therefore, no related revenue was recognized during the three and six months ended June 30, 2026.
Share-Based Consideration Payable to a Customer
Share-based consideration granted to a customer is accounted for as a reduction of the transaction price of the related customer contract. The reduction in revenue is recognized in the same pattern as the related revenue.
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

The change in estimate reduced depreciation expense and decreased net losses by approximately $2.4 million for both the three and six months ended June 30, 2025 resulting in increases of $0.04 per basic and diluted share for both the three and six months ended June 30, 2025.
The continuing effect of the change in estimate resulted in both depreciation expense and net loss being approximately $0.8 million lower for the three months ended June 30, 2026, and approximately $1.7 million lower for the six months ended June 30, 2026, than they would have been under the former estimated useful lives, resulting in favorable impacts of $0.02 and $0.03 per basic and diluted share for the three and six months ended June 30, 2026, respectively. The Company estimates that depreciation expense and net loss for the remainder of 2026 will be approximately $1.1 million lower than it would have been under the former estimated useful lives.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the condensed consolidated financial statements and therefore does not separately present a statement of comprehensive income in the condensed consolidated financial statements.
Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for each of the three and six months ended June 30, 2026 and 2025 was zero as the Company has incurred continuous operating losses.

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
The following tables present concentrations of vendors and customers that accounted for more than 10% of the Company’s cash disbursements, accounts payable, and accounts receivable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash disbursement concentration
Number of vendors	1	2	1	2
Total cash disbursements represented by vendors listed above	14%	29%	14%	28%

	June 30, 2026	December 31, 2025
Accounts payable concentration
Number of vendors	2	2
Total accounts payable balance represented by vendors listed above	30%	23%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	27%	38%

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

In May 2025, the FASB issued ASU 2025-04, “Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer.” This standard clarifies the accounting for share-based consideration payable to customers, including that conditions based on a customer’s purchases or potential purchases are performance conditions, and requires entities to estimate whether awards subject to service or performance conditions will vest. The Company early adopted ASU 2025-04 effective January 1, 2026 using the modified retrospective method. The adoption did not result in a cumulative-effect adjustment and did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This standard updates the recognition model for internal-use software by eliminating the project stage framework and requiring capitalization once projects are approved and completion is probable, and also clarifies related disclosure requirements. This ASU is effective for all entities for fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 for public companies and is effective for fiscal years beginning after December 15, 2025 for non-public business entities. In accordance with its EGC status, the Company will implement the standard on a prospective basis beginning with its annual reporting period ending December 31, 2026. The Company does not expect ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
B2 Cloud Storage	$26,578	$19,841	$49,006	$37,889
Computer Backup	16,135	16,457	32,373	33,022
Total revenue	$42,713	$36,298	$81,379	$70,911
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consumption-based arrangements	$25,929	$19,151	$47,668	$36,564
Subscription-based arrangements	16,701	17,038	33,502	34,146
Point in time arrangements	83	109	209	201
Total revenue	$42,713	$36,298	$81,379	$70,911
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$30,888	$25,761	$58,901	$51,142
United Kingdom	2,205	1,937	4,164	3,689
Canada	1,893	1,617	3,516	3,271
Other	7,727	6,983	14,798	12,809
Total revenue	$42,713	$36,298	$81,379	$70,911
Earned, Unbilled Revenue
As of June 30, 2026 and December 31, 2025, the Company had $4.9 million and $3.7 million, respectively, of unbilled accounts receivable included within other current assets in the condensed consolidated balance sheets.
Deferred Revenue
The following table presents information regarding the Company’s total deferred revenue (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenue	$35,358	$35,897

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue recognized, included in each deferred revenue balance at the beginning of each respective period	$12,346	$12,497	$21,126	$21,035
Deferred revenue represents the invoiced portion of the Company’s contract liabilities for which the related performance obligations are still outstanding. The Company’s remaining performance obligations (“RPOs”) include deferred revenue as well as future committed revenue under existing customer contracts.

The following table presents the Company’s RPOs (in millions):

	Within 1 Year	Over 1 Year	Total
As of June 30, 2026(1)	$70.4	$325.6	$396.0
As of December 31, 2025(2)	$39.5	$30.7	$70.2
_______________
(1) The increase in RPOs as of June 30, 2026 was primarily attributable to the CoreWeave Agreement entered into on June 16, 2026, with an aggregate contract value of approximately $335.1 million, less approximately $21.7 million attributable to the fair value of warrants issued to the customer. See footnote 12 for further information.
(2) Effective January 1, 2026, the Company has included contracts with an original duration of one year or less in the above RPOs disclosure. To conform to current period disclosure, the Company has similarly included short-term contracts in the comparative disclosure as of December 31, 2025 resulting in an increase of $4.0 million from amounts previously disclosed.
Deferred Contract Costs
The following tables present the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

	June 30, 2026	December 31, 2025
Deferred contract costs for marketing affiliates	$205	$335
Deferred contract costs for sales commission	$6,886	$2,639

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of deferred contract costs related to marketing affiliates	$83	$129	$210	$424
Amortization of deferred contract costs related to sales commission	$271	$111	$453	$209
Note 4. Marketable Securities
Fair Values and Gross Unrealized Gains and Losses on Held-to-Maturity Investments
The amortized cost, gross unrealized gains and losses, fair values, and net carrying value of interest-bearing securities, by type of security, were as follows (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of June 30, 2026	(in thousands)

Cash equivalents
Money market funds	$14,051	$—	$—	$14,051	$14,051
Total cash equivalents	$14,051	$—	$—	$14,051	$14,051

Investments
U.S. treasury securities	$9,453	$—	$(12)	$9,441	$9,453
Corporate debt securities	8,001	—	(7)	7,994	8,001
Total investments	$17,454	$—	$(19)	$17,435	$17,454

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$8,729	$—	$—	$8,729	$8,729
Total cash equivalents	$8,729	$—	$—	$8,729	$8,729

Investments
U.S. treasury securities	$9,461	$12	$—	$9,473	$9,461
Corporate debt securities	12,740	4	—	12,744	12,738
Total investments	$22,201	$16	$—	$22,217	$22,199
Scheduled Maturities
The amortized cost and fair value of the Company’s held-to-maturity investments as of June 30, 2026, by contractual maturity, are shown below.

As of June 30, 2026	Amortized Cost	Fair Value
	(in thousands)
Within one year	$17,454	$17,435
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$17,454	$17,435
Aging of Unrealized Losses
As of June 30, 2026, certain securities were in an immaterial unrealized loss position for less than twelve months. There were no securities in an unrealized loss position as of December 31, 2025.

Note 5. Fair Value Measurements
The following table presents the disclosed fair values of the Company’s held-to-maturity investments by level within the fair value hierarchy (in thousands):

As of June 30, 2026	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$14,051	$14,051
Investments
U.S. treasury securities	9,441	—	—	9,441
Corporate debt securities	—	7,994	—	7,994
Total	$9,441	$7,994	$14,051	$31,486

As of December 31, 2025	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$8,729	$8,729
Investments
U.S. treasury securities	9,473	—	—	9,473
Corporate debt securities	—	12,744	—	12,744
Total	$9,473	$12,744	$8,729	$30,946
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

There were no transfers between levels of the fair value hierarchy during the periods presented. There were no material assets or liabilities that were measured at fair value on a non-recurring basis during the three and six months ended June 30, 2026. During the year ended December 31, 2025, the only significant assets measured at fair value on a non-recurring basis were right-of-use assets related to the Company’s corporate headquarters lease, as discussed in Note 5 to Notes to Consolidated Financial Statements included in the Company’s Annual Report.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Data center equipment	$106,858	$95,958
Leased and financed data center equipment(1)	74,619	66,569
Computer equipment	2,231	2,286
Leasehold improvements	383	181
Construction-in-progress	442	89
Total property and equipment	184,533	165,083
Less: accumulated depreciation and amortization	(114,468)	(107,773)
Total property and equipment, net	$70,065	$57,310
________________
(1) The net book value of the Company’s equipment under finance lease agreements and lease financing obligations was $55.0 million and $45.7 million as of June 30, 2026 and December 31, 2025, respectively.

The following table presents property and equipment, net and operating lease right-of-use assets by geographic region (in thousands):

	June 30, 2026	December 31, 2025
United States	$88,861	$67,193
Canada	2,686	2,871
The Netherlands	11,290	9,959
Total property and equipment, net and operating lease right-of-use assets	$102,837	$80,023
Note 7. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Developed software	$76,224	$68,837
General and administrative software	144	144
Total capitalized internal-use software	76,368	68,981
Less: accumulated amortization	(34,130)	(28,156)
Total capitalized internal-use software, net	$42,238	$40,825
Amortization expense of capitalized internal-use software included in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue(1)	$2,981	$2,433	$5,969	$4,879
General and administrative	3	3	5	5
Total amortization expense of capitalized internal-use software	$2,984	$2,436	$5,974	$4,884
________________
(1) Includes $0.1 million and $0.3 million of restructuring charges for the three and six months ended June 30, 2026, respectively, related to the Company’s 2025 Restructuring and Transformation Plan. See Note 14 for further information.
As of June 30, 2026, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$6,274
2027	12,412
2028	10,767
2029	7,835
2030	3,630
Thereafter	1,320
Total	$42,238

Note 8. Leases
Finance Leases

The Company generally enters into finance lease arrangements to obtain hard drives and other infrastructure equipment for its data center operations. The terms of these agreements generally range from three to five years and certain of these arrangements have optional renewals to extend the term of the lease generally at a fixed price. Finance leases are generally secured by the underlying leased equipment. The Company’s finance leases have original lease periods expiring between 2026 and 2031. Finance lease right-of-use assets are included in property and equipment, net in the Company’s condensed consolidated balance sheets.
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

Summary of Lease Information
The weighted average remaining lease terms and discount rates as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
	Operating leases	Finance Leases(1)	Operating leases	Finance Leases(1)
Remaining lease term	5.7 years	2.9 years	5.4 years	2.5 years
Discount rate	7.0%	12.9%	6.9%	12.6%
________________
(1) Includes lease financing obligation costs.

The following table presents the components of lease expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease costs
Depreciation expense(1)	$2,473	$2,006	$4,809	$4,846
Interest expense	$1,172	$778	$2,271	$1,533
Lease financing obligation costs
Depreciation expense(1)	$213	$233	$426	$842
Interest expense	$8	$74	$21	$172

Operating lease costs
Rental expense related to lease components	$2,263	$1,283	$3,908	$2,469
Rental expense related to non-lease components(2)	876	1,126	2,108	2,226
Variable lease costs	1,206	1,225	2,114	2,317
Total operating lease costs	$4,345	$3,634	$8,130	$7,012

Total included in cost of revenue	$4,300	$3,359	$8,044	$6,545
Total included in general and administrative expense	$45	$275	$86	$467
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

The following table presents supplemental cash flow information relating to the Company’s leases (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$2,292	$1,694
Cash paid for operating lease liabilities	$3,747	$2,623
Non-cash items
Equipment acquired through finance leases	$19,108	$14,064
Right-of-use assets obtained in exchange for operating lease obligations	$13,082	$12,023
The future minimum commitments for finance leases and lease financing obligations as of June 30, 2026 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2026	$10,809	$191	$11,000
2027	18,794	—	18,794
2028	11,068	—	11,068
2029	9,896	—	9,896
2030	4,337	—	4,337
Thereafter	628	—	628
Total future minimum lease and financing commitments	55,532	191	55,723
Less imputed interest	(9,007)	(3)	(9,010)
Total finance lease and lease financing obligation liabilities	$46,525	$188	$46,713
As of June 30, 2026, the Company's future minimum obligations for operating leases and non-cancellable contractual commitments related to non-lease components were as follows (in thousands):

Year Ending December 31,	Operating leases	Non-lease components	Total
Remainder of 2026	$3,530	$1,609	$5,139
2027	6,981	3,068	10,049
2028	7,722	3,074	10,796
2029	7,061	2,555	9,616
2030	6,183	1,352	7,535
Thereafter	12,714	109	12,823
Total future minimum operating lease and non-lease commitments	44,191	$11,767	$55,958
Less imputed interest	(8,467)
Total liability	$35,724

In June 2026, the Company entered into a leasing agreement for a data center facility that is expected to commence in the third quarter of 2026, with a non-cancellable lease term of three years. The undiscounted future lease payments for this lease are approximately €3.4 million, or approximately $3.8 million based on the exchange rate between the Euro and the U.S. dollar as of June 30, 2026.

Additionally, in July 2026, the Company entered into an agreement to expand the same lease, which is expected to commence in the fourth quarter of 2026, with a non-cancellable lease term of three years. The undiscounted future lease payments for this lease are approximately €1.4 million, or approximately $1.5 million based on the exchange rate between the Euro and the U.S. dollar as of June 30, 2026.

The future lease payments associated with these agreements are not included in the lease obligations presented in the table above as the leases had not commenced as of June 30, 2026.

Note 9. Commitments and Contingencies
Purchase Commitments
Other non-cancellable commitments relate primarily to service agreements to support the Company’s operations. As of June 30, 2026, the Company had $1.5 million, $3.6 million, $2.2 million, and $1.0 million payable for these commitments during the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028, and 2029, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million to the 401(k) plan for each of the three months ended June 30, 2026 and 2025 and $1.0 million to the 401(k) plan for each of the six months ended June 30, 2026 and 2025.
Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. Where appropriate, the Company establishes accruals for matters that are both probable and reasonably estimable and generally maintains insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. As of June 30, 2026, the Company was not subject to any claims that are expected to have a material adverse effect on its financial position, results of operations, or cash flows. Nonetheless, the outcome of litigation is inherently uncertain; any such matters, individually or in the aggregate, could result in adverse impacts on the Company, including defense and settlement costs, diversion of management resources, and other factors.
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
Note 10. Debt
The Company has a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), which includes a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million (the “Revolving Credit Facility”) for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. As of June 30, 2026, the Company had no outstanding borrowings and no letters of credit under the Revolving Credit Facility and $20.0 million remained available for borrowing. The fair value (level 2 of the fair value hierarchy described in Note 5) of this debt instrument approximates the carrying value as borrowings under this debt instrument are based on a current variable market interest rate.
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on the Company’s ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, repurchase shares up to $15.0 million in any fiscal year, and engage in other specified transactions. The Credit Agreement also requires the Company to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which the Company retains control and considers as cash and cash equivalents, (ii) a minimum consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of June 30, 2026, the Company was in compliance with the covenants under the Credit Agreement.

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

On June 30, 2026, the Company entered into an amendment to the Credit Agreement that modified a negative covenant to increase the permitted indebtedness for capital leases to $150.0 million outstanding.
Note 11. Stockholders’ Equity
Share Repurchase Program
In August 2025, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $10.0 million of its Class A common stock through August 1, 2026, on which date the plan terminated. The program was intended to offset dilution resulting from stock-based compensation. Repurchases were funded from the proceeds of employee stock option exercises and from employee contributions under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of June 30, 2026, approximately $6.6 million remained available for repurchases under the program.
Note 12. Stock-Based Compensation
Restricted Stock Units (“RSUs”)
RSUs granted under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2024 New Employee Equity Incentive Plan (the “Inducement Plan”) generally vest based on continued service up to a four-year period for employees and over a one-year period, for non-employee directors and consultants.
RSU activity for the six months ended June 30, 2026 was as follows:

	RSUs	Weighted-average grant date fair value per unit
RSUs unvested as of December 31, 2025	4,609,077	$6.44
Granted	4,602,950	$4.50
Vested(1)	(2,222,763)	$5.52
Forfeited	(581,517)	$6.21
RSUs unvested as of June 30, 2026	6,407,747	$5.39
________________
(1) Includes 36,000 RSUs that were settled in cash upon vesting. The Company expects to settle substantially all other outstanding RSUs in shares, with a limited number of specifically identified grants expected to be settled in cash. The shares underlying the cash-settled RSUs were returned to the applicable equity incentive plan and became available for future issuance.
As of June 30, 2026, total unrecognized compensation cost related to RSUs was $32.8 million, which will be recognized over a weighted-average period of 2.4 years.
Performance-based RSUs (“PSUs”)
PSUs granted under the 2021 Plan vest based on the Company’s achievement of a predefined year-over-year B2 Cloud Storage revenue growth target for the fiscal year ended December 31, 2026, subject to continued service through the requisite service period. PSUs are settled in shares of the Company’s Class A common stock.

During the six months ended June 30, 2026, the Company awarded PSUs based on the expected attainment of one-year performance targets, consisting of 128,205 PSUs subject to one-year cliff vesting and 914,048 PSUs that vest over a three-year service period, with one-year cliff vesting for the initial tranche followed by quarterly vesting thereafter.

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
PSU activity for the six months ended June 30, 2026 was as follows:

	PSUs	Weighted-average grant date fair value per unit
PSUs unvested as of December 31, 2025	—	$—
Granted	1,042,253	$4.18
Vested	—	$—
Forfeited	(22,436)	$7.03
PSUs unvested as of June 30, 2026	1,019,817	$4.12
As of June 30, 2026, management estimated the payout level for the PSUs at 150% of target. Based on this estimate, the Company recognized $1.1 million of stock-based compensation expense related to these awards during the three and six months ended June 30, 2026. As of June 30, 2026, total unrecognized compensation cost related to PSUs was $5.2 million, which will be recognized over a weighted-average period of 1.3 years.
Warrants
In June 2026, the Company entered into a multi-year Master Strategic Agreement with CoreWeave, Inc. (“CoreWeave”) under which the Company will provide committed B2 Cloud Storage capacity and managed storage services on CoreWeave’s infrastructure (the “CoreWeave Agreement”). In connection with the CoreWeave Agreement, the Company issued CoreWeave two equity-classified warrants to purchase an aggregate of 4,194,876 shares of the Company’s Class A common stock, consisting of an initial warrant to purchase 3,053,314 shares (the “Initial Warrant”) and an additional warrant to purchase 1,141,562 shares (the “Additional Warrant”). Each warrant has an exercise price of $7.60 per share, subject to customary adjustments, and may be exercised for cash or on a cashless basis.

The Initial Warrant vests in twenty equal quarterly installments over five years, subject to continuation of the related order form. The Additional Warrant vests in tranches based on purchase orders issued for managed storage capacity, with each tranche vesting in twenty equal quarterly installments over five years. The applicable order forms may be terminated under specified circumstances. If an order form is terminated, no further vesting occurs, and the related warrant remains exercisable only with respect to the portion vested as of the termination date. Any unvested portion of each warrant becomes fully vested and exercisable immediately prior to a change in control of the Company, as defined in the agreement, occurring before termination of the related order form, subject to certain conditions and the potential for forfeiture. The Initial Warrant expires on June 16, 2032, and the Additional Warrant expires on June 16, 2035.
The grant-date fair value of the warrants expected or probable to vest is recognized as a reduction of revenue in the same pattern as the related revenue. Because recognition of the related revenue had not commenced as of June 30, 2026, no revenue reduction related to the warrants was recognized during the three and six months ended June 30, 2026.

Warrant activity for the six months ended June 30, 2026 was as follows:

	Warrant Shares	Weighted-average grant date fair value per warrant
Warrants unvested as of December 31, 2025	—	$—
Granted	4,194,876	$5.18
Vested	—	$—
Forfeited	—	$—
Warrants unvested as of June 30, 2026	4,194,876	$5.18
The following table summarizes the Black-Scholes option pricing model used in estimating the per share grant date fair value of the customer warrants:

	Initial Warrant	Additional Warrant
Expected term (in years)	3 - 6	3 - 9
Expected volatility	75% - 80%	70% - 80%
Risk-free interest rate	4.00% - 4.14%	4.00% - 4.29%
Expected dividend yield	—%	—%
Bonus Plan
The Company maintains an annual bonus program under which bonus awards are contingent upon the achievement of corporate performance targets and individual performance objectives, and are generally settled in RSUs issued under the Company’s 2021 Plan. Bonus amounts represent fixed monetary values that are settled in a variable number of RSUs based on the Company’s stock price at the date of settlement. Participants must remain employed with the Company through the payout date to maintain eligibility for bonus awards. The requisite service period for these awards begins on the date the Compensation Committee approves the bonus plan and ends on the payout date. The 2026 bonus plan will be settled in cash for a limited number of executives and employees engaged through third-party employment arrangements. The expense for cash-based bonus awards is excluded from stock-based compensation expense.
In February 2026, the Compensation Committee approved the issuance of RSUs with an aggregate grant-date fair value of approximately $4.1 million based on actual performance against the targets set in the bonus plan for the year ended December 31, 2025. Upon issuance, 689,790 RSUs vested and were settled on a net share basis with a fair value of $2.6 million.
Pursuant to the bonus plans, the Company recognized $3.8 million and $1.0 million in stock-based compensation during the three months ended June 30, 2026 and 2025, respectively, of which the Company capitalized $0.6 million and $0.1 million, respectively, for the development of internal-use software. The Company recognized $5.8 million and $2.1 million in stock-based compensation during the six months ended June 30, 2026 and 2025, respectively, of which the Company capitalized $0.9 million and $0.2 million, respectively, for the development of internal-use software.

Stock Options
As of June 30, 2026, all outstanding options were fully vested and generally expire ten years from the date of grant.
A summary of stock option activity under the Company’s equity plans and related information is as follows (in thousands, except share, price and year data):

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	4,498,025	$8.42
Options granted	—	$—
Options exercised	(777,020)	$3.90
Options canceled	(157,480)	$12.27
Balance as of June 30, 2026	3,563,525	$9.23	3.95	$29,248
Vested and exercisable as of June 30, 2026	3,563,525	$9.23	3.95	$29,248
The intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 was $3.4 million and $2.3 million, respectively.
2021 ESPP
The Company recorded stock-based compensation under the 2021 ESPP of $0.5 million for both the three months ended June 30, 2026 and 2025, of which the Company capitalized $0.1 million for both periods for the development of internal-use software. The Company recorded stock-based compensation under the 2021 ESPP of $1.1 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, of which the Company capitalized $0.2 million for both periods for the development of internal-use software.
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the 2021 ESPP was $1.7 million and is expected to be recognized over a weighted average period of 0.6 years.
The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the 2021 ESPP during the three months ended June 30, 2026 and 2025. There were no ESPP offerings or modification events requiring an estimation of fair value during the three months ended March 31, 2026 and 2025.

Three Months Ended June 30,
	2026	2025
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	75% - 85%	61% - 70%
Risk-free interest rate	3.75% - 4.04%	3.97% - 4.32%
Expected dividend yield	—%	—%

Total Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$531	$432	$989	$852
Research and development	3,426	3,272	6,307	6,739
Sales and marketing	2,090	1,881	3,733	3,678
General and administrative	3,109	1,719	5,028	3,394
Total stock-based compensation expense	$9,156	$7,304	$16,057	$14,663
During the three and six months ended June 30, 2026, the Company capitalized $1.4 million and $2.3 million, respectively, of stock-based compensation for the development of internal-use software. During the three and six months ended June 30, 2025, the Company capitalized $0.8 million and $1.5 million, respectively.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents during the period. For purposes of this calculation, the Company’s stock options, warrants, share purchase rights pursuant to the Company’s 2021 ESPP, shares issuable under the Company’s bonus plans, and unvested RSUs, PSUs and RSUs subject to cash-settlement election are considered to be potential common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(5,089)	$(7,097)	$(11,236)	$(16,421)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	60,793,955	55,627,214	60,046,229	54,835,639
Net loss per share attributable to common stockholders – basic and diluted	$(0.08)	$(0.13)	$(0.19)	$(0.30)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	2,578,455	4,745,716	3,372,972	3,523,498
PSUs	—	—	929	—
RSUs subject to cash-settlement election	72,000	—	36,199	—
Customer warrants	691,464	—	347,642	—
Stock options	2,771,841	4,007,209	2,835,824	3,983,888
Shares issuable pursuant to the 2021 ESPP	997,099	1,249,684	1,165,524	1,344,639
Bonus Plan	368,130	—	537,088	94,970

Note 14. Restructuring
2025 Restructuring and Transformation Plan
In November 2025, the Company initiated a restructuring and transformation plan designed primarily to improve the effectiveness and efficiency of its sales and marketing functions and accelerate product innovation in support of its go-to-market objectives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the redesign and implementation of new strategies and processes, organizational realignment and reallocation of resources, and other corporate actions.
Restructuring costs related to the 2025 Restructuring and Transformation Plan for the three and six months ended June 30, 2026 and from the inception of the plan through June 30, 2026 were as follows (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	From Inception Through June 30, 2026

Workforce reduction	$657	$1,143	$2,113
Impairment loss on right-of-use asset(1)	—	—	901
Other transformation costs	664	2,369	3,036
Total restructuring costs	$1,321	$3,512	$6,050
________________
(1) The impairment loss relates to the Company’s exit from its corporate headquarters facility.
The following table presents the restructuring costs as reported in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Restructuring Costs
Cost of revenue	$135	$372
Research and development	12	167
Sales and marketing	355	1,756
General and administrative	819	1,217
Total	$1,321	$3,512

The following table presents the stock-based compensation costs related to the Company’s restructuring activity as reported in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026

Stock-based Compensation
Sales and marketing	$39	$105
General and administrative	358	481
Total	$397	$586

As of June 30, 2026, the Company expects to incur additional charges of approximately $2.4 million to $3.7 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $1.0 million to $1.1 million, and other business transformation costs.

Subsequent to June 30, 2026, the Company incurred approximately $0.9 million of employee termination costs in connection with additional workforce reduction actions under the 2025 Restructuring and Transformation Plan.
The following table summarizes liabilities incurred under the 2025 Restructuring and Transformation Plan that are included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet (in thousands):

	Workforce Reduction	Transformation	Total
Balance as of December 31, 2025	$510	$165	$675
Charges incurred	1,143	2,369	3,512
Noncash charges	(118)	(740)	(858)
Cash payments during the period	(847)	(1,612)	(2,459)
Balance as of June 30, 2026	$688	$182	$870
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

In the second quarter of 2025, the Company recorded a $0.1 million credit to the estimated severance and benefits costs and an incremental impairment charge of $0.1 million related to the execution of the sublease of the Company’s corporate headquarters. No restructuring charges were recognized under the 2024 Restructuring Plan during the three months ended March 31, 2025, nor the six months ended June 30, 2026.

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
Significant Segment Expenses
The CODM also evaluates operating performance using adjusted research and development, adjusted sales and marketing, and adjusted general and administrative (collectively, “adjusted operating expenses”) and adjusted cost of revenue that the Company defines as each respective GAAP expense category excluding stock-based compensation expense, depreciation and amortization, restructuring costs, and other non-recurring charges. These adjusted operating expense measures provide the CODM with greater transparency into the underlying trends in the Company’s business by facilitating period-to-period comparisons of its ongoing cost structure, excluding the impact of certain non-cash or non-recurring items that may not be indicative of the Company’s operating performance. These measures are intended to assist in forecasting and budgeting, in order to inform resource-allocation decisions. The table below presents adjusted cost of revenue and each adjusted operating expense as well as the items excluded from each adjusted measure for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenue	$42,713	$36,298	$81,379	$70,911
Adjusted cost of revenue	8,414	7,454	16,343	14,747
Adjusted research and development(1)	7,518	8,565	15,728	16,895
Adjusted sales and marketing	7,781	8,325	15,063	15,751
Adjusted general and administrative(1)	6,202	5,310	11,304	10,522
Depreciation	4,033	3,102	7,783	8,353
Amortization(2)	2,859	2,372	5,702	4,885
Stock-based compensation(3)	8,759	7,304	15,471	14,663
Restructuring costs(4)	1,321	(66)	3,512	(66)
Other segment items(1)(5)	915	1,029	1,709	1,582
Net loss and comprehensive loss	$(5,089)	$(7,097)	$(11,236)	$(16,421)
________________
(1) To conform to the current period’s presentation, $0.1 million of litigation settlement costs that were previously presented within “Adjusted general and administrative” expense, and a nominal amount of impairment of long-lived assets that were previously presented within “Adjusted research and development” expense, have each been reclassified to “Other segment items” for both the three and six months ended June 30, 2025.
(2) $0.1 million and $0.3 million of amortization expense for the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above.
(3) $0.4 million and $0.6 million of stock-based compensation expense for the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above.
(4) To conform to current period presentation, nominal amounts of restructuring charges that were previously included in adjusted cost of revenue and adjusted operating expenses are presented in "Restructuring costs" for the three and six months ended June 30, 2025.
(5) Other segment items include investment income, interest expense, foreign exchange (gain) loss, impairment of long-lived assets, litigation settlement costs, and income tax provision.

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
Overview
We are a high-performance cloud storage platform that serves as a backbone for data-intensive use cases in artificial intelligence (“AI”) as well as across a broad range of other modern cloud workloads. Our platform is designed to help customers address complex storage needs by providing web-scale Infrastructure-as-a-Service (“IaaS”) that can grow with the largest workloads without sacrificing performance, interoperability, or economics.
Our mission is to make customers successful by solving their toughest data storage challenges. We aim to achieve this mission through purpose-built software and operational expertise that together enable a cloud storage solution optimized for price-to-performance at scale. By substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we empower customers to focus on their core business operations. Customers use us to support AI workflows, help ensure the cyber-resilience of their organizations, streamline media workflows, and enable a variety of other data-focused application and information technology needs. More recently, some companies, especially neoclouds, have integrated Backblaze to offer or enhance cloud storage for their customers. They chose Backblaze for our software and operational experience that together provide a capacity tier of storage that can scale with business' growth without sacrificing performance or economics. Through these companies, Backblaze is supporting the storage needs of the global data center and compute infrastructure buildout the industry is experiencing today.
Backblaze has multiple go-to-market motions. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our self-serve customer acquisition model have allowed us to attract over 500,000 customers as of June 30, 2026. Our direct sales activities have also supported our efforts to acquire larger customers, including leading neocloud platforms. As we continue expanding and accelerating our movement up-market, we expect our direct sales activities to increasingly contribute to the acquisition of customers like these. Customers use the Backblaze Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of more than 5 billion gigabytes of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage IaaS offering and our Computer Backup Software-as-a-Service (“SaaS”) offering, which automatically backs up data from laptops and desktops for businesses and individuals and offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data. Building on B2 Cloud Storage, we offer B2 Overdrive, our high-performance offering; Powered by Backblaze, our embedded white-label cloud storage program, and B2 Neo, our white-label offering for neocloud platforms.
B2 Cloud Storage enables customers to store data, AI platform providers to deliver new services, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed, on a pay-as-you-go basis or can be paid for on a capacity or committed contract basis for greater predictability. B2 Overdrive, B2 Neo, and Powered by Backblaze are all built on the foundation of B2 Cloud Storage. B2 Overdrive enables AI and data-driven workloads with up to 1Tbps throughput, unlimited free egress, and private networking support.

Powered by Backblaze enables platforms to bolster existing products or expand their product offerings with cloud storage via the Backblaze Partner API and custom domains technology.
To continue expanding and accelerating our movement up-market and aligning to emerging AI-related opportunities, we have introduced a set of product, developer, and go-to-market initiatives designed to position Backblaze across the AI data lifecycle. B2 Neo is our white-label cloud object storage solution designed for neocloud platforms. B2 Neo enables neoclouds to provide native, branded storage, without diverting engineering resources from their core GPU and compute roadmaps. Flamethrower is our founder-first startup program designed for the next generation of AI developers, builders, and entrepreneurs. The program offers up to $100,000 in storage credits coupled with direct support from the Backblaze team and a community of peers to help startup companies build economically sound businesses at a critical time in their lifecycle. Together, these launches reflect our dual motion of capturing large, AI supply-side platform relationships at the enterprise level while seeding a developer-led growth pipeline through our self-serve motion.

In June 2026, we entered into a multi-year Master Strategic Agreement with CoreWeave, Inc. (“CoreWeave”), a leading AI cloud platform provider, under which we will provide committed B2 Cloud Storage capacity and managed storage services on CoreWeave’s infrastructure (the “CoreWeave Agreement”). The two initial order forms under the agreement have terms of five and seven years, respectively, and an aggregate estimated total contract value of approximately $335.1 million, less approximately $21.7 million attributable to the fair value of warrants issued to the customer. We view this agreement as a significant example of the value Backblaze provides to neoclouds and in the AI infrastructure ecosystem.

May 2026 Price Increase
Effective May 1, 2026, we implemented changes to the pricing of our B2 Cloud Storage offering, including an increase in the pay-as-you-go storage rate from $6.00 to $6.95 per terabyte per month and the elimination of API transaction fees.

2025 Restructuring and Transformation Plan
In November 2025, we initiated a restructuring and transformation plan designed primarily to improve the effectiveness and efficiency of our sales and marketing functions and enhance the pace of product innovation in support of our go-to-market objectives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the redesign and implementation of new strategies and processes, organizational realignment and reallocation of resources, and other corporate actions. From inception to date, we have incurred charges of approximately $6.1 million, including employee termination expenses, an impairment charge related to our exit from our corporate headquarters facility, and other transformation costs. For the three and six months ended June 30, 2026, we have incurred charges of approximately $1.3 million and $3.5 million, respectively, primarily related to employee termination expenses and other transformation costs.

We expect to incur additional charges of approximately $2.4 million to $3.7 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $1.0 million to $1.1 million, and other business transformation costs.
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
We are continuing to optimize our direct sales organization to focus on larger customer opportunities and strategic accounts, while continuing to grow business in traditional segments. Our refined go-to-market motion is designed to improve sales productivity while preserving the cost-efficient self-serve model that has historically supported our customer acquisition. We believe effective execution of this transformation will continue to improve customer acquisition efficiency, increase average contract values, and to drive long-term revenue growth.

Additionally, we are investing in targeted marketing initiatives including account-based marketing, digital advertising, industry events, and content programs anchored by our blog, case studies, and earned media, to increase brand awareness and perceived relevance in modern architectures, improve conversion rates, and pursue higher-value prospects.
Finally, we are focused on expanding revenue within our current customer base by introducing new features and addressing new use cases, continuing enhancement of our Customer Success programs under new leadership, and benefitting from natural growth of customer data stored on our platform. Customers continue to broaden their use of Backblaze for complementary workloads within their organizations, including AI training data storage, media storage, hybrid cloud support, and analytics repositories.
Expansion into AI and Neocloud Ecosystems
We believe the AI era is reshaping the cloud storage landscape and creating opportunities to establish Backblaze in emerging ecosystems where the scale, economics, and openness of our platform are differentiated. We are making targeted investments to position the Company in AI-related ecosystems where we see meaningful market potential, including neocloud platform providers and AI-native developers and startups.
Neocloud platforms
B2 Neo, our white-label, cloud object storage solution, is designed to serve neocloud platforms, which deliver GPU and other compute capacity to their end users. B2 Neo enables these platforms to offer native, branded object-storage as a new service to their end customers. The neocloud market is projected to grow from $35 billion this year to over $236 billion by 2031, driven almost entirely by demand for AI compute. As enterprise customers increasingly seek full-stack cloud platforms rather than raw GPU capacity alone, object storage is a critical data foundation these enterprise customers require. While some neoclouds have some level of object storage offering today, B2 Neo provides neoclouds with a scalable capacity storage tier, where data from a flash tier (the low latency tier that GPUs require to function at optimal levels) can be moved when it’s not being utilized in an active model training run. What differentiates B2 Neo in the space is its ability to scale without sacrificing performance or economics. The value this provides these companies includes more functional capacity in the flash tier, better margins for their storage products, and a solution that can be operationalized now, rather than spending years developing those capabilities in-house.
AI-native developers and startups
Where Neoclouds operate at one end of the AI ecosystem, startups and AI developers make up the vast majority of users and practitioners building the next generation of technology and businesses. Through the Backblaze Flamethrower program, our founder-first startup initiative, we are working to engage these AI developers, builders, and entrepreneurs at the beginning of their journey. We view Flamethrower as a seeding investment in a developer-led growth pipeline that complements our self-serve motion.

Beyond these developers and startups new and evolving businesses are establishing themselves in the multimodal generative AI space, including video and audio applications, and selecting B2 Cloud Storage as their object storage tier. These companies gather data for their own use or for sale; process and prepare the data to train their own or third-party models; develop or enhance proprietary models, and provide their models to companies that use them to generate additional data. At every stage, these companies need scalable, high-performance object storage with predictable economics. We have engaged companies like these through our traditional go-to-market activities, but we increasingly see their decision-makers bypass traditional sales and acquisition channels and opt to evaluate our technology directly before engaging with our team.

This trend also informs our strategy for serving and attracting the next generation of developers. Our new AI developer team, which comprises AI-native engineers and product leaders within our Research and Development organization, is focused on incorporating B2 Cloud Storage into the tooling, documentation, and sample applications that AI developers use to evaluate and deploy new solutions, particularly generative AI applications. Developers increasingly use AI coding agents to assist in building applications that rely on foundational services, including storage. By integrating B2 Cloud Storage with open-source projects, our AI developer team is working to position our platform as a default selection for generative AI projects.

Continued Investment in Our Platform
We remain committed to continued investment in our technology platform to meet the performance, durability, security, compliance, and integration requirements of modern enterprise and AI workloads. This includes continued development of our core B2 Cloud Storage platform, B2 Overdrive, B2 Neo, partner APIs, custom domains technology, private networking support, managed storage capabilities, and other platform features designed to support data-intensive use cases. We believe this continued focus on enhancing our core platform is critical to supporting existing customers, driving increased usage over time, and enabling larger strategic relationships.
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
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our total revenue originating outside of the United States for each of the six months ended June 30, 2026 and 2025, respectively. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment.
Key Business Metrics
We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing investments, and assess operational efficiencies. The key metrics discussed below are calculated using the same methodology for B2 Cloud Storage, Computer Backup, and total Company. The below metrics may differ from other similarly titled metrics used by other companies, securities analysts or investors.

	June 30,
	2026	2025
B2 Cloud Storage
Net revenue retention rate(1)	113%	114%
Gross customer retention rate	89%	89%
Annual recurring revenue(2) (in millions)	$113.3	$81.8

Computer Backup
Net revenue retention rate(1)	94%	99%
Gross customer retention rate	91%	90%
Annual recurring revenue(2) (in millions)	$64.0	$65.3

Total Company
Net revenue retention rate(1)	103%	106%
Gross customer retention rate	91%	90%
Annual recurring revenue(2) (in millions)	$177.3	$147.1
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

Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. The enhancement of our B2 Cloud Storage offerings is driving significant revenue retention, resulting in NRRs of 113% and 114% as of June 30, 2026 and June 30, 2025, respectively. The decrease in the NRR for Computer Backup reflects the prior-year period benefit from the phased impact of earlier price increases on renewing subscriptions, whereas pricing was stabilized in the NRR beginning in 2026.
To calculate NRR for a specific quarter, we determine the revenue recognized in that quarter from customers who generated revenue during the last month of the same quarter of the previous year. This revenue is then divided by the revenue generated from those same customers in the prior year quarter.
Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. As of June 30, 2026 and 2025, gross customer retention rates across our revenue products were approximately 91% and 90%, equivalent to approximately ten years of customer retention. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 90%. Although B2 Cloud Storage is generally consumption-based and paid for by customers in arrears, we recognize revenue in the month these storage services are delivered and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage NRR rate of 113% as of June 30, 2026. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements included in our Annual Report for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate support the recurring nature of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.

Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $31.5 million for B2 Cloud Storage as of June 30, 2026 compared to June 30, 2025, representing 39% growth. The increase in B2 Cloud Storage ARR was primarily driven by the May 2026 price increase, as well as revenue recognized from a new enterprise customer engagement. ARR for Computer Backup experienced a slight decline of $1.3 million compared to the prior year, but continues to serve as a stable source of recurring revenue, supported by multi-year subscription commitments and increased demand from business environments.
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
We expect our go-to-market transformation and recently entered customer contracts to support continued growth in B2 Cloud Storage revenue over time. The pace and magnitude of this growth will depend on the execution of our go-to-market initiatives, customer deployment schedules and usage levels, and the commencement of contracted services.
We recently began offering committed storage capacity and managed storage services. Under committed-capacity arrangements, the provision of reserved storage capacity over the contractual term represents a single performance obligation that is satisfied over time as the capacity is made available to the customer. Revenue is recognized under these arrangements using an output method based on the proportion of contracted storage capacity made available, which reflects the transfer of services to the customer. Under managed storage arrangements, the related managed storage services generally represent a single performance obligation that is satisfied over time, with revenue recognition commencing when the applicable storage capacity is deployed and the related services become available to the customer.
Revenue recognition under these arrangements is expected to begin during the third quarter of 2026. Therefore, no related revenue was recognized during the three and six months ended June 30, 2026.
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
We plan to continue investing in our infrastructure to support the growth of our business. These investments include the purchase and expansion of infrastructure equipment (and related depreciation) as well as software development activities and associated amortization. These investments may also be affected by higher equipment prices and supply chain constraints, which could adversely affect our gross margin. Because these costs are often incurred ahead of revenue generation, delays in realizing anticipated revenue or fluctuations in the timing of revenue could adversely affect our gross margin from period to period.

During the second quarter of 2025, we completed a study that resulted in an extension of the useful lives of certain infrastructure equipment. The change in estimate reduced depreciation expense by approximately $0.9 million for the six months ended June 30, 2026 compared with the prior-year period, reflecting the benefit recognized in the first quarter of 2026.
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
We expect our investments in research and development to increase in absolute dollars for the foreseeable future as we continue to add new features to our platform, integrate advanced technologies such as AI into our development lifecycle, further enhancing our cloud service offerings, and increase the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of total revenue from period to period due to the timing, nature, and extent of these expenses.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Revenue	$42,713	100%	$36,298	100%	$81,379	100%	$70,911	100%
Cost of revenue	15,879	37%	13,257	37%	31,016	38%	28,614	40%
Gross profit	26,834	63%	23,041	63%	50,363	62%	42,297	60%
Operating expenses:
Research and development	11,002	26%	11,878	33%	22,288	27%	23,733	33%
Sales and marketing	10,215	24%	10,172	28%	20,499	25%	19,435	27%
General and administrative	9,791	23%	7,231	20%	17,103	21%	14,140	20%
Total operating expenses	31,008	73%	29,281	81%	59,890	74%	57,308	81%
Loss from operations	(4,174)	(10)%	(6,240)	(17)%	(9,527)	(12)%	(15,011)	(21)%
Investment income	381	1%	500	1%	785	1%	1,033	1%
Interest expense	(1,263)	(3)%	(880)	(2)%	(2,472)	(3)%	(1,733)	(2)%
Other income (expense), net	7	—%	(477)	(1)%	46	—%	(626)	(1)%
Loss before provision for income taxes	(5,049)	(12)%	(7,097)	(20)%	(11,168)	(14)%	(16,337)	(23)%
Income tax provision	40	—%	—	—%	68	—%	84	—%
Net loss and comprehensive loss	$(5,089)	(12)%	$(7,097)	(20)%	$(11,236)	(14)%	$(16,421)	(23)%

The following table includes stock-based compensation, depreciation and amortization, and restructuring charges as they are included in the results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock-based compensation(1)(2)
Cost of revenue	$531	$432	$989	$852
Research and development	3,426	3,272	6,307	6,739
Sales and marketing	2,051	1,881	3,628	3,678
General and administrative	2,751	1,719	4,547	3,394
Total stock-based compensation	$8,759	$7,304	$15,471	$14,663

Depreciation and amortization
Cost of revenue(3)	$6,799	$5,384	$13,312	$13,028
Research and development	46	41	86	99
Sales and marketing	28	30	52	70
General and administrative	19	19	35	41
Total depreciation and amortization	$6,892	$5,474	$13,485	$13,238

Restructuring charges
Cost of revenue	$135	$(13)	$372	$(13)
Research and development	12	(34)	167	(34)
Sales and marketing	355	(64)	1,756	(64)
General and administrative	819	45	1,217	45
Total restructuring charges	$1,321	$(66)	$3,512	$(66)
________________
(1) $0.4 million and $0.6 million of stock-based compensation expense incurred during the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above, including an immaterial amount and $0.1 million, respectively, related to sales and marketing costs, and $0.4 million and $0.5 million, respectively, related to general and administrative costs. For further information on our restructuring plans, see Note 14 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2) To conform to current period presentation, a nominal amount of restructuring charges that was previously included in stock-based compensation expense is presented in "Restructuring costs" in the table above for the three and six months ended June 30, 2025.
(3) $0.1 million and $0.3 million of depreciation and amortization expense recorded to cost of revenue for the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
B2 Cloud Storage revenue	$26,578	$19,841	$6,737	34%	$49,006	$37,889	$11,117	29%
Computer Backup revenue	16,135	16,457	(322)	(2)%	32,373	33,022	(649)	(2)%
Total revenue	$42,713	$36,298	$6,415	18%	$81,379	$70,911	$10,468	15%
Total revenue increased by $6.4 million, or 18%, for the three months ended June 30, 2026 compared to the same period in 2025.
Primary factors influencing the $6.7 million increase in B2 Cloud Storage revenue include the following:
•a $4.5 million increase in sales to new customers;
•a $1.5 million increase due to the price increase effective May 2026; and
•a $0.7 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers.
Primary factors influencing the $0.3 million decrease in Computer Backup revenue include the following:
•a $0.7 million decrease from a decline in license counts;
•a $0.3 million increase driven by increased utilization by existing customers; and
•a $0.1 million increase from the phased impact of earlier price increases on renewing subscriptions.
Total revenue increased by $10.5 million, or 15%, for the six months ended June 30, 2026 compared to the same period in 2025.
Primary factors influencing the $11.1 million increase in B2 Cloud Storage revenue include the following:
•a $7.2 million increase in sales to new customers;
•a $2.4 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers; and
•a $1.5 million increase due to the price increase effective May 2026.
Primary factors influencing the $0.6 million decrease in Computer Backup revenue include the following:
•a $1.6 million decrease from a decline in license counts;
•a $0.6 million increase driven by increased utilization by existing customers; and
•a $0.4 million increase from the phased impact of earlier price increases on renewing subscriptions.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$15,879	$13,257	$2,622	20%	$31,016	$28,614	$2,402	8%
Gross margin	63%	63%			62%	60%
Cost of Revenue
Primary factors influencing the $2.6 million, or 20%, increase in cost of revenue for the three months ended June 30, 2026 compared to the same period in 2025 include the following:
•a $1.0 million increase in depreciation expense associated with infrastructure equipment placed in service to support increased storage capacity;
•a $0.9 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support increased storage capacity;
•a $0.5 million increase in amortization expense, including $0.4 million related to capitalized investments in platform enhancements and new software features and $0.1 million related to our restructuring activities; and
•a $0.2 million increase in baseline operating spend.
Primary factors influencing the $2.4 million, or 8%, increase in cost of revenue for the six months ended June 30, 2026 compared to the same period in 2025 include the following:
•a $1.5 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support increased storage capacity;
•a $0.8 million increase in amortization expense related to capitalized investments in platform enhancements and new software features;
•increases of $0.4 million in amortization and workforce reduction costs related to our restructuring activities;
•a $0.3 million increase in baseline operating spend;
•a $0.5 million net decrease in depreciation expense, which includes a $1.5 million decrease primarily due to the extension of the useful life of our infrastructure equipment, partially offset by a $1.0 million increase associated with infrastructure equipment placed in service to support increased storage capacity; and
•a $0.2 million decrease in personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives.
Gross Margin
Gross margin was 63% for each of the three months ended June 30, 2026 and 2025. Gross margin remained relatively consistent as the benefit of higher revenue and personnel-related costs declining as a percentage of revenue was offset by higher depreciation and amortization expense and higher rent and facility costs associated with the expansion of our data center footprint.

Gross margin increased to 62% for the six months ended June 30, 2026 from 60% for the same period in 2025. The increase in our gross margin was primarily driven by higher revenue and lower fixed costs, including reduced depreciation expense resulting from the extension of the useful life of our infrastructure equipment, as well as reduced personnel-related costs, following our restructuring and ongoing efficiency initiatives. These benefits were partially offset by higher variable and facility costs associated with the expansion of our data center spaces.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$11,002	$11,878	$(876)	(7)%	$22,288	$23,733	$(1,445)	(6)%
Sales and marketing	$10,215	$10,172	$43	—%	$20,499	$19,435	$1,064	5%
General and administrative	$9,791	$7,231	$2,560	35%	$17,103	$14,140	$2,963	21%
Primary factors influencing the change in operating expenses for the three months ended June 30, 2026 compared to the same period in 2025 include the following:
Research and Development
•a decrease of $1.0 million in personnel-related costs due higher capitalization of internally developed software costs reflecting the timing and level of qualifying development activities; and
•an increase of $0.2 million in stock-based compensation expense, including an increase of $1.5 million related to our 2026 bonus plan, offset by a decrease of $0.6 million due to higher capitalization of personnel costs related to internally developed software, and a decrease of $0.8 million primarily related to the timing of award grants and a reduction in headcount.
Sales and Marketing
•decreases of $1.0 million and $0.3 million in personnel-related expenses and stock-based compensation expense, respectively, primarily related to a reduction in headcount following our recent restructuring and ongoing efficiency initiatives;
•an increase of $0.5 million in workforce reduction costs related to our restructuring activities;
•an increase of $0.4 million in advertising and marketing costs primarily associated with trade show and partner marketing activities; and
•an increase of $0.4 million in stock-based compensation related to our 2026 bonus plan.
General and Administrative
•an increase of $1.0 million in stock-based compensation expense, including $0.6 million related to our 2026 bonus plan and $0.4 million primarily related to performance-based restricted stock units awarded during the period;
•an increase of $0.8 million in restructuring costs, including $0.6 million in workforce reduction costs and $0.2 million to support our go-to-market transformation initiatives;
•an increase of $0.5 million in professional fees related to ongoing corporate activities; and
•an increase of $0.3 million associated with the expansion of our international headcount.
Primary factors influencing the change in operating expenses for the six months ended June 30, 2026 compared to the same period in 2025 include the following:
Research and Development
•a decrease of $1.0 million in personnel-related costs, including a decrease of $1.2 million due to higher capitalization of internally developed software costs reflecting the timing and level of qualifying development activities, partially offset by an increase of $0.2 million in workforce reduction costs related to our restructuring activities; and
•a decrease of $0.5 million in stock-based compensation expense, including a decrease of $1.8 million primarily related to the timing of award grants and a reduction in headcount; an increase of $2.1 million related to our 2026 bonus plan, offset by a decrease of $0.8 million due to higher capitalization of personnel costs related to internally developed software.

Sales and Marketing
•an increase of $1.9 million in restructuring costs, including $1.2 million to support our go-to-market transformation initiatives and $0.7 million in workforce reduction costs;
•an increase of $0.7 million in advertising and marketing costs primarily associated with trade show and partner marketing activities;
•an increase of $0.5 million in stock-based compensation related to our 2026 bonus plan; and
•decreases of $1.6 million and $0.6 million in personnel-related expenses and stock-based compensation, respectively, primarily related to a reduction in headcount following our recent restructuring and ongoing efficiency initiatives.
General and Administrative
•an increase of $1.2 million in restructuring costs, including $0.7 million in workforce reduction costs and $0.5 million to support our go-to-market transformation initiatives;
•an increase of $1.2 million in stock-based compensation expense, including $0.8 million related to our 2026 bonus plan and $0.4 million primarily related to performance-based restricted stock units awarded during the period; and
•an increase of $0.5 million in professional fees related to ongoing corporate activities.

Investment Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Investment income	$381	$500	$(119)	(24)%	$785	$1,033	$(248)	(24)%

Investment income decreased for the three and six months ended June 30, 2026 compared to the same period in 2025 primarily due to lower interest rates on marketable securities.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(1,263)	$(880)	$(383)	(44)%	$(2,472)	$(1,733)	$(739)	(43)%
Interest expense increased for the three and six months ended June 30, 2026 compared to the same period in 2025 primarily due to a higher volume of finance leases, reflecting continued investment in data center infrastructure.
Other Income (Expense), Net
The change in other income (expense), net was attributable to foreign currency transaction gains and losses, which fluctuate based on changes in exchange rates between the U.S. dollar and foreign currencies.
Income Tax Provision
Our provision for income taxes was immaterial for the three and six months ended June 30, 2026 and 2025.

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
We define adjusted gross profit as gross profit, excluding stock-based compensation expense, depreciation and amortization and restructuring charges within cost of revenue. We define adjusted gross margin as a percentage of adjusted gross profit to revenue. We exclude stock-based compensation, which is a non-cash item, and restructuring charges because we do not consider these items as indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross profit (and margin) provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross profit	$26,834	$23,041	$50,363	$42,297
Adjustments:
Stock-based compensation	531	432	989	852
Depreciation and amortization(1)	6,799	5,384	13,312	13,028
Restructuring charges	135	(13)	372	(13)
Adjusted gross profit	$34,299	$28,844	$65,036	$56,164
Gross margin	63%	63%	62%	60%
Adjusted gross margin	80%	79%	80%	79%
________________
(1) $0.1 million and $0.3 million of amortization expense for the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net loss and comprehensive loss	$(5,089)	$(7,097)	$(11,236)	$(16,421)
Adjustments:
Depreciation and amortization(1)	6,892	5,474	13,485	13,238
Stock-based compensation(2)	8,759	7,304	15,471	14,663
Interest expense and investment income, net	882	380	1,687	700
Income tax provision	40	—	68	84
Foreign exchange (gain) loss	(7)	477	(46)	626
Litigation settlement costs	—	138	—	138
Restructuring charges	1,321	(66)	3,512	(66)
Adjusted EBITDA	$12,798	$6,610	$22,941	$12,962
Net loss and comprehensive loss margin	(12%)	(20%)	(14%)	(23%)
Adjusted EBITDA Margin	30%	18%	28%	18%
________________
(1) $0.1 million and $0.3 million of amortization expense for the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above.
(2) $0.4 million and $0.6 million of stock-based compensation expense for the three and six months ended June 30, 2026, respectively, are classified as restructuring charges in the table above.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through payments received from our customers and, in later periods, from the net proceeds from our public offerings. As of June 30, 2026 and December 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities of $49.9 million and $51.4 million, respectively.
We believe that our existing cash, cash equivalents, and marketable securities, together with cash provided by operations, leasing capacity available under our existing lease agreements, and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our credit facility, finance and operating lease agreements, and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data center spaces, the price at which we are able to purchase or lease infrastructure equipment, the impact of inflation on interest rates, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. To support our revenue growth and increased demand for B2 Cloud Storage and our focus on larger enterprise and neocloud customers, we expect to require additional data center capacity and infrastructure equipment. We expect to satisfy these requirements through a combination of capital expenditures and operating and finance lease arrangements and, when strategic opportunities arise, may supplement our revolving credit facility with additional equity or debt funding to accelerate enterprise-focused growth. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
We maintain cash deposits in the United States, in Federal Deposit Insurance Corporation insured banks. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation.
Debt
We have a credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”), which includes a senior secured revolving credit facility with a total borrowing capacity of up to $20.0 million (the “Revolving Credit Facility”) for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit. As of June 30, 2026, we had no outstanding borrowings and no letters of credit under the Revolving Credit Facility and $20.0 million remained available for borrowing.
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, repurchase shares up to $15.0 million in any given year, and engage in other specified transactions. The Credit Agreement also requires us to comply with the following financial covenants on a quarterly basis: (i) a minimum liquidity of $10.0 million held on deposit with the Lender, over which we retain control and consider as cash and cash equivalents, (ii) a minimum consolidated EBITDA threshold, and (iii) a maximum total leverage ratio of 2.75 to 1.00, which is calculated based on consolidated EBITDA.
The Credit Agreement defines consolidated EBITDA on a trailing four fiscal quarter basis and includes specified adjustments and exclusions. As a result, EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. For example, the calculation of EBITDA under the Credit Agreement includes exceptions and caps related to adjustments for (i) restructuring and other strategic initiatives, (ii) legal settlements, (iii) completed acquisitions, and (iv) all other non-cash and non-specified non-recurring charges. As of June 30, 2026, we were in compliance with the covenants under the Credit Agreement.

On April 30, 2026, we entered into an amendment to the Credit Agreement. The amendment, among other things, (i) extends the maturity date from June 4, 2027 to June 4, 2028, (ii) resets the option that allows us to extend the maturity date by one year, subject to certain conditions, and (iii) modifies certain negative covenants, including increasing the limit on share repurchases from up to $10.0 million to up to $15.0 million per fiscal year and increasing the limit on permitted acquisitions to up to $20.0 million of cash consideration.

On June 30, 2026, we entered into an amendment to the Credit Agreement that modified a negative covenant to increase the permitted indebtedness for capital leases to $150.0 million outstanding.
Commitments
Finance Leases
We generally enter into finance lease arrangements to obtain hard drives and other infrastructure equipment for our data center operations. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 12.9% as of June 30, 2026.
Operating Leases
We lease data center spaces and office space under non-cancelable operating leases with various expiration dates. The weighted average discount rate for operating leases was 7.0% as of June 30, 2026. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our operating leases.
Purchase Commitments
In addition, we have non-cancellable commitments that relate primarily to service agreements to support our operations. As of June 30, 2026, we had $1.5 million, $3.6 million, $2.2 million, and $1.0 million payable for these commitments during the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028, and 2029, respectively.
Warrants
In connection with the CoreWeave Agreement, we issued CoreWeave two common stock purchase warrants to purchase an aggregate of 4,194,876 shares of our Class A common stock, consisting of an initial warrant to purchase 3,053,314 shares (the “Initial Warrant”) and an additional warrant to purchase 1,141,562 shares (the “Additional Warrant”). Each warrant has an exercise price of $7.60 per share, subject to customary adjustments, and may be exercised for cash or on a cashless basis.
Share Repurchase Program
In August 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our Class A common stock through August 1, 2026, on which date the plan terminated. The program was intended to offset dilution resulting from stock-based compensation. Repurchases were funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”).
During the six months ended June 30, 2026, we repurchased a total of 314,265 shares of our Class A common stock for $1.4 million. As of June 30, 2026, approximately $6.6 million remained available for repurchases under the program.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands, unaudited)
Net cash provided by operating activities	$13,787	$8,488
Net cash used in investing activities	$(1,822)	$(14,689)
Net cash used in financing activities	$(8,719)	$(7,388)

Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
For the six months ended June 30, 2026, cash provided by operating activities was $13.8 million, which resulted from a net loss of $11.2 million, adjusted for non-cash charges of $32.8 million and net cash outflow of $7.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $16.1 million for stock-based compensation expense, $13.8 million for depreciation and amortization expense, and noncash lease expense on operating leases of $3.0 million. The net cash outflow from changes in operating assets and liabilities was primarily due to a $4.4 million increase in other assets related to employee sales commissions plan, a $2.7 million decrease in operating lease liabilities reflecting the timing of lease payments, $2.4 million increase in prepaid expenses and other current assets primarily due to the timing of prepayments, and a $1.8 million increase in accounts receivable driven by higher revenue from enterprise customers and the timing of billings and related collections, a $0.5 million decrease in deferred revenue due to revenue recognition outpacing timing of collections from our customers, partially offset by $4.0 million increase in accrued expenses and other current liabilities primarily due to the timing of accruals and payments and growth in our business.
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
Investing Activities
Cash used in investing activities during the six months ended June 30, 2026 was $1.8 million, resulting primarily from the following activity:
•Proceeds of $12.7 million from the maturity of our marketable securities;
•Purchases of marketable securities of $8.0 million;
•Cash payments of $5.2 million related to the development of internal-use software for adding new features and enhanced functionality to our platform; and
•Cash payments of $1.5 million related to capital expenditures in support of infrastructure deployments to support our growing business.
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

Financing Activities
Cash used in financing activities for the six months ended June 30, 2026 was $8.7 million, resulting primarily from the following activity:
•Principal payments on our finance lease agreements and lease financing obligations of $8.5 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$2.6 million in payments on taxes for net share settlements of vested equity awards;
•$1.4 million in payments related to repurchases of our Class A common stock;
•$2.8 million in proceeds from the exercise of employee stock options; and
•$1.1 million in proceeds from our 2021 ESPP.
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
•$1.9 million in proceeds from the exercise of employee stock options; and
•$1.4 million in proceeds from our 2021 ESPP.
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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities. As of June 30, 2026, we had cash and cash equivalents and marketable securities balances of $32.4 million and $17.5 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities. Due to the short-term nature of these investments and as all investments are generally intended to be held-to-maturity, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial position.
In addition, borrowings under our Revolving Credit Facility bear interest at variable rates, at our discretion, equal to either (a) the average Secured Overnight Financing Rate plus 3.25% or (b) a base rate, as defined in the credit agreement, plus 2.25%. Accordingly, our future interest expense will fluctuate with changes in market interest rates. No borrowings were outstanding under the Revolving Credit Facility as of June 30, 2026.
Inflation Risk
The current inflationary and interest rate environment has increased and will continue to increase our operating costs and our interest expense. Heightened demand for infrastructure supporting AI and other compute-intensive workloads has contributed to higher data center equipment prices, while supply chain disruptions may further increase the costs of hard drives, semiconductors and other infrastructure equipment. Changes in tariffs and other trade measures and geopolitical conflicts, including those in Ukraine and the Middle East, may also increase our direct costs and the costs of our partners and vendors, including through higher energy costs, service fees, hardware prices and logistical expenses. We continue to monitor the effects of inflation and seek to mitigate them through focusing on upmarket revenue growth, productivity improvements, and cost reductions. However, we may not be able to sufficiently offset our increased costs through these measures, for competitive reasons or because of other factors influencing our operations. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Foreign Currency Exchange Rate Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries are the U.S. dollar. Our revenue and operating expenses are denominated in U.S. dollars and are not subject to foreign currency exchange rate risk. Our exposure to foreign currency exchange rate risk relates to our data center operating leases and to certain finance lease purchase option obligations that are denominated in foreign currencies, including the British pound, Canadian dollar, and Euro. Fluctuations in exchange rates result in remeasurement gains or losses and affect the U.S. dollar value of these lease liabilities. As we expand our international operations and enter into additional foreign currency-denominated lease arrangements, our exposure to exchange rate fluctuations may increase. We do not currently use derivative instruments to hedge foreign currency risk.
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

As of June 30, 2026, we carried out an evaluation, as required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A common stock. Risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. Significant new and materially modified risk factors are indicated with asterisks in the “Risk Factors” section following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.*

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption to our service, or loss or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, including through the AI-enabled exploitation of zero-day or unpatched vulnerabilities, our reputation and business may be harmed.*

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	Although we have previously identified and remediated material weaknesses in our internal controls over financial reporting, we could experience material weaknesses in the future and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

•	We expect our business to become substantially dependent on a limited number of customers, and our business could be harmed if a large customer fails to perform, or does not renew or expand its relationship with us.*
Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.*
We incurred net losses of $11.2 million and $16.4 million for the six months ended June 30, 2026 and 2025, respectively. After more than 18 years of operations, we had an accumulated deficit of $232.8 million as of June 30, 2026. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
If our internal or external information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, our reputation and business may be harmed.*
Our customers rely on our solutions to store or use their data, which may include confidential, sensitive or personally identifiable information, critical business information, photos, and other meaningful content. To manage and maintain such data, we are highly dependent on internal and external information technology systems and infrastructure, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect our systems and sensitive information from unauthorized access or disclosure, third parties may be able to circumvent our security by deploying viruses, worms, and other malicious software programs that are designed to attack or attempt to infiltrate our systems and networks, including distributed denial of service (“DDoS”) or phishing attacks, that can undermine the availability and performance of our systems and cloud services, lead to the blocking of our services by ISPs or governments, fraudulently steal data, or otherwise cause damage to our reputation and negatively impact us and our customers. We regularly encounter attempts to create false or undesirable user accounts, phishing attacks and various types of DDoS attacks, which can disrupt our systems, impair system performance and impact analytics. Moreover, cybersecurity attacks evolve rapidly and are expected to continue to accelerate in both frequency and sophistication, and bad actors may utilize new methods not recognized because they are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. For example, AI technologies may be used in connection with cybersecurity attacks, which may increase the sophistication, frequency or speed of such attacks and, in turn, make them more difficult to detect or mitigate. In particular, advances in artificial intelligence, including models capable of autonomously identifying software vulnerabilities at scale, may enable threat actors to discover and exploit previously unknown ("zero-day") and unpatched vulnerabilities in our software, in the open-source and third-party components we incorporate, and in our infrastructure, more rapidly than such vulnerabilities can be identified and remediated. These developments may compress the time between the emergence of a vulnerability and its exploitation, increasing the importance of, and the operational and financial burden associated with, our vulnerability monitoring, patch management, and remediation efforts. We cannot assure you that we will identify or remediate such vulnerabilities before they are exploited, that patches or fixes will be available or deployable on a timely basis, or that defensive tools available to us will keep pace with the capabilities available to malicious actors, any of which could result in unauthorized access to or the loss, theft, or unauthorized disclosure of customer data. Although we have taken, and continue to take, various actions to prevent and mitigate potential cybersecurity attacks, it is very difficult to successfully identify, stop, or resolve such attacks, or implement adequate preventative measures and we will continue to incur costs in our efforts to protect against and respond to cyber-attacks and potential cyber-attacks. Also, societal or political developments resulting in periods of increased political tensions and military conflicts could result in a greater likelihood of cybersecurity incidents that could either directly or indirectly impact our operations. In addition, employee or consultant error, malfeasance, or other errors in the storage, use, or transmission of customer data could result in a breach. Even if a breach is detected, the full extent of the breach may not be determined immediately, or at all. While we maintain insurance coverage to mitigate the potential financial impact of these risks, our insurance may not cover all such events or may be insufficient to compensate us for potentially significant losses, including the potential damage to the future growth of our business, that may result from any such breach. In addition, our business utilizes information technology systems of our partners and vendors, who are also subject to similar cybersecurity risks that could adversely impact the security of our systems and business. Although we take steps to secure customer information that is provided to or accessible by our partners and vendors, such measures may not always be effective, and we may have limited or no control over how cybersecurity attacks on our partners or vendors are addressed. An actual or perceived breach of our network security and systems or other cybersecurity-related events that cause the loss, theft or unauthorized disclosure of our customers’ information, including any delay in determining the full extent of a potential breach, could have a material adverse impact on our business, results of operations, and financial condition, including harm to our reputation and brand, reduced demand for our solutions, time-consuming and expensive litigation, fines, penalties, and other damages.
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
If we fail to effectively manage our workforce and operational needs, our business would be harmed.*
Our business requires that we continuously evaluate and align our workforce, operational capacity, and organizational structure with evolving strategic priorities and market conditions. From time to time, we have initiated measures to reduce headcount, implemented a hiring freeze, and took other actions to pursue greater cost efficiency and align strategic initiatives. While we believe these actions were necessary to position the company for long-term success, they involve inherent risks, including the loss of institutional knowledge, reduced capacity to execute on strategic initiatives, challenges retaining key employees during periods of organizational uncertainty, and potential adverse effects on employee morale, productivity, and company culture.

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

When we do need to pursue headcount expansion, we will need to effectively recruit, onboard, and integrate new employees while maintaining the operational discipline and cost structure we have worked to establish. Our success will depend in part on our ability to manage these workforce dynamics effectively, which will require that we continue to improve our administrative, operational, financial, and management systems and controls. If we fail to appropriately align our workforce and operational capacity with the needs of our business, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees. Additionally, we are continuing to evolve our go-to-market strategy to expand our reach among larger enterprise, neocloud, and AI-focused customers. As we target larger customers, our revenue may become increasingly concentrated among a smaller number of large customers, which could expose us to greater revenue volatility and customer concentration risk. While we believe these efforts position us well for long-term growth, they also involve execution risk, and there is no guarantee these initiatives will achieve the anticipated results within the expected timeframe.
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
The competition for data center space, infrastructure and equipment has intensified significantly, particularly due to increased demand from AI and other compute-intensive workloads. As a result, available capacity in key markets is limited, and data center and other vendors have implemented, and may in the future implement, more stringent qualification and other requirements. These heightened requirements may favor larger, better-capitalized companies and could make it more difficult or costly for us to secure additional data center space or renew existing agreements on favorable terms. Adding data center capacity, whether at existing locations or new locations, requires significant lead time, capital investment, and coordination with third-party providers. Additionally, data center equipment pricing has exhibited significant recent inflation due to demand resulting from AI. As a result, our ability to scale infrastructure in line with the storage demands of our customers may be constrained, particularly during periods of accelerated data growth or supply chain disruption. In addition, many of our data center spaces are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center space, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of: regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. If we are unable to obtain sufficient data center capacity, or if we are forced to accept less favorable terms, our ability to scale, maintain service levels, or otherwise grow our business could be adversely affected. In addition to availability risks, the cost of data center space, equipment, and energy may fluctuate, and any significant increases could adversely affect our gross margins and operating results.
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
To the extent we target different types of customers, we may face increased demands and challenges that adversely impact our business and operations.*
Historically, most of our customers consisted of small-to-medium sized businesses and individuals. Our growth strategy is in part dependent upon attracting and retaining customers that are larger businesses and organizations. To the extent we target other types of customers or customers with different or specific needs, we may face greater demand for certain service enhancements or features that we do not currently offer, or additional performance, availability, durability, and security requirements. We may also face greater peak demands on our infrastructure from customers using our platform that could temporarily impact the quality of our services, strain our resources, increase our operating costs or require additional capital expenditures. For example, we have experienced an increasing number of AI technology companies using our platform and have increased our focus on AI customer opportunities. The market for AI is evolving rapidly and subject to significant changes and demands. Our focus on AI customers subjects us to significant risks including rapid technological obsolescence, intense competition from established companies as well as new market entrants, and high volatility. The AI market is characterized by rapid innovation cycles that could render our solutions obsolete, and may involve significant investments and dedication of resources in engineering, technical operations, sales and marketing. In addition, the nature of AI workloads often requires higher performance, lower latency, and increased utilization of storage infrastructure compared to traditional customers. Certain data heavy use cases, including various AI use cases, place greater demands on our storage systems, including higher throughput, increased hard drive processing, and more intensive data access patterns. These requirements could increase our infrastructure costs, accelerate hardware wear, and require additional investment in technology and capacity. As we continue to attract larger customers, we will continue to become increasingly dependent upon a limited number of customers for a significant portion of our revenues and the portion of our revenues attributable to individual customers may increase in the future. If we are unable to meet the evolving needs of these types of customers or manage the associated operational challenges, our business, infrastructure, and financial results could be adversely affected. As a result, our business may also fluctuate more significantly as our customers experience volatility and fluctuating demands as the AI market and the business needs of our customers evolve.
We may also face increased competition from some of our competitors that typically target larger businesses and organizations and that may have pre-existing relationships or purchase commitments, that may have more experienced sales personnel or greater budgetary resources available to target larger customers, or that may be able to bundle other services with an offering that is competitive with ours. Certain types of customers may also have longer sales cycles, less predictability or higher volatility in the amount of data they store with us, increased pricing or negotiation leverage, and increased customer education, prolonged contract negotiations and overall customer engagement needs. In addition, some customers may demand more customization, integration, and support services. Any of these factors could require us to devote greater sales, engineering, marketing, operations, and support services as well as make significant infrastructure changes, which could increase our costs, divert key resources from other current and prospective customers, and otherwise adversely affect our business and operating results. These increased demands and challenges may also be for the benefit of a limited number of customers. In addition, the loss of any larger customers will have a greater impact on our financial results than the loss of smaller customers, which could cause our financial results to fluctuate more significantly from period to period. As we continue to target larger enterprise, neocloud, and AI-focused customers, our revenue may become increasingly concentrated among a smaller number of large customers, which could expose us to greater revenue volatility and outsized risk from the loss or significant reduction in usage by any single customer. Large customers may also exercise greater negotiating leverage, leading to pricing pressure, more favorable contract terms, or extended payment terms that could compress our margins. Moreover, we cannot assure you that our efforts to attract and retain customers will be successful or justify the additional investments in a timely manner, or at all. For example, we expect that our business will become substantially dependent on a limited number of customers, as described in the following risk factor.

We expect our business to become substantially dependent on a limited number of customers, and our business could be harmed if a large customer fails to perform or does not renew or expand its relationship with us.*

We expect our business to become substantially dependent on a limited number of customers. For example, in June 2026, we entered into the CoreWeave Agreement. We anticipate that CoreWeave will become one of our largest customers over the term of the agreement. We expect that our results of operations will become more dependent on a limited number of customers, and on those customers’ businesses and financial conditions, than in the past. The amount of revenue we derive from those large customers will depend on their actual usage of our services, which, while contractually committed, may be lower, and may ramp more slowly, than we currently expect. Any disclosures we make about the total contract value for a large customer is an estimate based on anticipated usage as of the date the disclosure is made and is not a guarantee of the revenue we will ultimately recognize. If our largest customers do not grow their usage as expected, dispute or fail to pay amounts owed, are acquired, or terminate, decline to renew, or do not expand their relationships with us, our revenue, results of operations, and growth prospects could be materially and adversely affected, and the impact would be more pronounced than the loss of smaller customers.
Our managed storage model subjects us to operational risks that differ from our traditional cloud storage business.*

We have begun offering a managed storage model under which we deploy our software and provide storage management services on infrastructure owned by customers. This model is in its early stages. Operating on customer-owned infrastructure limits our control over the hardware environment and physical security of the systems on which our software runs. Outages, performance degradation, or security incidents originating in a customer's infrastructure could impair service delivery or expose us to claims or reputational harm, even where such events are outside our control. In addition, this model may require new operational processes, personnel, and tooling, which could increase our costs. There can be no assurance that margins on managed storage engagements will be comparable to our existing cloud storage services or that we will maintain the same level of service quality across customer-owned environments. If we fail to effectively manage these risks, our business and results of operations could be adversely affected.
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
We believe our success has depended, and continues to depend, on the efforts and talents of senior management and other key personnel. Substantially all of our U.S. employees, including our senior management, are employed on an at-will basis. We cannot ensure that we will be able to retain the services of any member of our senior management or other key employees, particularly given that some of these employees may hold equity of the Company that is largely vested, or that we would be able to timely replace members of our senior management or other key employees should any of them depart. Various personnel actions, including the restructurings and reductions in force we previously announced in November 2025 and November 2024, can also create disruption and result in additional turnover. Changes in key personnel may result in a loss of institutional knowledge, delay near term decision making, and create uncertainty for employees, customers and partners. The loss of experienced personnel, or delays in hiring and onboarding qualified successors, could adversely affect our go-to market success, product development, engineering execution, and overall business performance.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, sales personnel, operational personnel, and other key employees in our industry is intense across the geographies in which we operate and into which we are expanding. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. As we expand our operations internationally, we face additional competitive challenges in local labor markets where we may have less brand recognition, where compensation norms and employment regulations differ significantly from those in the United States, and where we may lack established recruiting infrastructure. In addition, in 2024, we implemented a new commission structure for our sales team and expect to adjust our commission structure at least annually. If our sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. We also rely from time to time on hiring employees from foreign countries, which may require compliance with local immigration and employment requirements and pose additional risks related to increased operations in foreign countries detailed elsewhere in these risk factors. In particular, the immigration process can be subject to frequent changes and limitations, and we may experience difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other countries, which could negatively impact our ability to fully leverage our personnel. For example, the United States government recently announced significant fee changes to the H-1B process. Similarly, changes to immigration or work authorization frameworks in other jurisdictions where we operate could further limit our ability to deploy talent where it is needed. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, whether domestically or in our international locations, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
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
In the six months ended June 30, 2026, we derived approximately 28% of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We expect to continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data center spaces, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant upfront and on-going investments and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
We use AI technologies internally to increase employee productivity and efficiency, but our business is also increasingly exposed to risks related to our customers, including neocloud partners and AI model builders, and their use of AI on our platform, any of which could harm our business.*
A significant and growing part of our strategy is to serve data-heavy workloads, including AI model builders and neocloud platforms through our Powered by Backblaze program, who use our Backblaze Storage Cloud to store data for their AI workflows, such as model training. We are investing in capabilities to serve this market, including our B2 Neo solution, a high-performance storage offering designed for AI and neocloud workloads, and a substantial portion of our growth strategy depends on attracting and retaining these customers. This reliance exposes us to risks arising from their business practices and the evolving regulatory landscape governing AI use. The legal and regulatory landscape around AI is rapidly evolving, including issues of data usage, intellectual property (e.g., training data provenance), and algorithmic transparency. For example, the European Union’s AI Act, which took effect in 2024, imposes significant obligations on AI systems and could affect how our customers develop, train, or deploy AI models using data stored on our platform. In the United States, states such as California and Colorado have enacted AI-specific legislation, and additional federal or state regulations may follow. New or stricter laws or regulations, or new interpretations of existing laws, could impact our customers’ ability to use our platform for their AI model training or data storage, which could negatively affect the growth and adoption of B2 Cloud Storage. Furthermore, if an AI model developed by a customer is found to produce discriminatory, harmful, or legally questionable outputs, or is subject to an intellectual property infringement claim related to its training data (which is stored on our platform), our brand and reputation could be harmed. While our contracts seek to limit our liability, we could still be drawn into litigation or regulatory actions against our customers, incurring defense costs and management distraction. Additionally, our growth strategy depends on attracting these data-intensive neocloud customers and AI model builders; factors that negatively affect their business, such as failure to successfully commercialize their AI products, migration to alternative storage, or broader market downturns affecting AI investment, could materially impact our revenue growth and financial condition. Because revenue from these customers can be concentrated among a small number of large agreements, the loss of even one significant neocloud customer could have a disproportionate effect on our results.

We also use AI, including generative AI tools, in our internal operations, such as for software development, content generation, and streamlining business workflows. While this has the potential to enhance efficiency, AI models can produce inaccurate, biased, or incomplete outputs that may affect critical internal decision-making. If we fail to effectively monitor and validate AI-generated outcomes, we could inadvertently introduce bugs or security vulnerabilities into our proprietary software, or disseminate flawed customer communications, which could harm our platform performance, reliability, or customer trust. Moreover, our reliance on third-party AI tools may involve the processing of sensitive company or customer data. Despite contractual obligations for data protection, we face risks related to inadvertent data leakage, the training of third-party models on our proprietary information, or noncompliance with evolving data privacy and security regulations. Our reliance on third-party AI services also exposes us to potential service disruptions, price increases, or changes in terms that could increase our operating costs or require us to find alternative solutions. Our increasing use of AI tools, including large language model APIs and related infrastructure, exposes us to growing and potentially unpredictable costs. Token-based and consumption-based pricing models mean that as employee adoption scales and use cases expand, our AI-related operating expenses could increase materially. We are also dependent on a limited number of third-party AI providers, who may increase pricing, alter terms, or impose usage restrictions at any time. If AI-related costs grow faster than the productivity gains and operational efficiencies they deliver, or if we are unable to accurately forecast and manage these costs, our operating margins and financial results could be adversely affected. Our use of generative AI in coding and content creation may also introduce intellectual property risks, including uncertainty around ownership of AI-generated materials and inadvertent incorporation of third-party proprietary content. The intellectual property rights surrounding AI-generated outputs have not been fully addressed by U.S. courts or federal law, and we could face claims that our use of AI tools infringes third-party rights or that we lack clear ownership of AI-assisted work product. As AI regulation develops globally, we may face increased compliance burdens and restrictions on how we deploy AI internally. In addition, evolving regulatory requirements around AI transparency, auditability, and risk management may require us to invest in additional tooling, governance infrastructure, and personnel, further increasing the cost of our AI programs. We may also fail to achieve anticipated efficiency gains, fall behind competitors who more successfully adopt these technologies, or incur additional costs without realizing expected benefits. Our failure to manage these evolving risks related to both customer and internal use of AI could adversely impact our operations, business, and financial results.
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
Currently, our business is substantially dependent on mid-market organizations, which may be more vulnerable to market fluctuations and other economic factors, and their vulnerability to such factors could negatively impact our business.
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

Our future growth and success are dependent upon the continued growth of the use of AI in commercial applications.*

As part of our growth strategy, we seek to attract and acquire customers developing, deploying and operating advanced AI models and applications, such as AI, machine learning, and automated decision-making technologies, including proprietary AI algorithms and models.

AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, AI providers, including our customers, have sought increased storage capacity to enable advancements in their AI models and service the demands of end users. We cannot predict whether additional storage will continue to be required to develop larger, more powerful AI models and products, or if the practical limits of AI technology will plateau in the future regardless of available storage capacity. For example, demand may decrease significantly for centralized computing power at large data centers if there is either a trend towards increased use of computing power for AI from personal mobile devices or a trend towards smaller data centers located closer to end users. Further, there have been recent advancements in AI technology, including open-source AI models, that may lead to efficiencies that may impact the demand for AI services, including our platform, solutions, and services, which may adversely impact our revenue and profitability. In the event that demand by our customers for data storage, including our solutions and services, may not continue to increase over time, or may decrease if overall demand for AI is impacted by a lack of further technological development, our business, operating results, financial condition, and prospects may be adversely impacted.

While we believe that AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain. Further, market acceptance, understanding, and valuation of solutions and services that incorporate AI are uncertain and the perceived value of AI used and/or provided by our customers could be inaccurate. If AI is not broadly adopted by enterprises to the extent we expect, or if new use cases do not arise, then our opportunity may be smaller than we expect. Further, if the consumer perception and perceived value of AI is inaccurate this could have a material adverse effect on our customers, which in turn could have a material adverse effect on our business, operating results, financial condition, and prospects. In addition, even if demand for AI-driven storage continues to grow, our ability to construct, obtain, or finance the infrastructure necessary to meet that demand at the required pace may be constrained. For a discussion of risks related to our data center capacity and the costs associated with scaling our infrastructure, see "Our business could be materially harmed to the extent that we do not effectively manage our data center capacity and the costs associated with our data center spaces" elsewhere in this section.
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
Our operations and financial performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on cloud storage solutions. Our business depends on the overall demand for these products and on the economic health and general willingness of our current and prospective customers to purchase our cloud services. Some of our paying customers may view use of cloud storage services as a discretionary purchase and may reduce their discretionary spending on our cloud services during an economic downturn. The ongoing conflicts in Ukraine and the Middle East, the potential escalation of geopolitical tensions that could also directly or indirectly involve other countries, including the United States, volatility in oil prices, inflation, high interest rates, banking and financial crises, and pandemics have added to global economic uncertainty and market volatility, which could cause a reduction in spending on storage products and solutions. Any such conditions could reduce sales, lengthen sales cycles, increase customer churn, and lower demand for our cloud services, which could adversely affect our business, results of operations, and financial condition. We also have been, and may in the future be, subject to increased energy costs, particularly with respect to our data center operations in Europe and elsewhere, which could adversely affect our expenses and business. In addition, political uncertainty and changes to global trade dynamics, including the imposition of tariffs, trade restrictions or retaliatory actions, could have a material adverse impact on our business and results of operations.
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
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.*
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, our financial performance, including compliance with any applicable covenants, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a Revolving Credit Facility with the Lender. In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use one or more commercial banks for our banking needs. While we and the banks we have used to date have not been directly affected by the failures of certain banks in 2023, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Our Revolving Credit Facility with the Lender is subject to, among other things, various financial and operating covenants that place limits on our ability to incur indebtedness with the Lender and other financial institutions, and create liens on our property and assets. We cannot guarantee that additional financing will be available to us on commercially reasonable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us on a timely basis, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. In connection with the CoreWeave Agreement, we issued warrants to purchase up to 4,194,876 shares of our Class A common stock at an exercise price of $7.60 per share, representing approximately 6.8% of our outstanding Class A common stock as of June 30, 2026. To the extent these warrants vest and are exercised, our existing stockholders will experience dilution, and because the warrants may be exercised on a cashless (net-share-settled) basis we may not receive any cash proceeds upon exercise. We have agreed to register the resale of the underlying shares, and once that registration statement is effective those shares will generally be freely tradable; sales of those shares, or the perception that such sales could occur, could cause the market price of our Class A common stock to decline or increase its volatility.
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

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the ongoing conflicts in Ukraine and the Middle East, and conflicts between China-Taiwan, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in October 2023, Western Digital, another one of our hard drive suppliers, announced that it would spin-out its hard drive and other selected businesses into a separate company. One of our data center vendors also went through bankruptcy proceedings in 2022. Although none of these prior examples resulted in any material impact to our business, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners could result in disruptions to our operations, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another, may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.

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

We rely on third-party software to provide many essential financial, enterprise risk planning and operational services to support our business, including Stripe, HubSpot, NetSuite, Salesforce, FireHydrant, and Zendesk. For example, many of our customers pay for our cloud services and products using credit cards. We rely on internal systems as well as those of third parties, including Stripe, to process such payments. To the extent there are any issues with the payment processing, including increases in payment processing fees, delays in receiving payments from payment processors, or other disruptions or failures in our payment processing systems, our revenue, operating expenses, and results of operations could be adversely impacted. We depend upon such third-party vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas of our business such as our ability to timely provide required financial reporting. In addition, we periodically implement new third party systems, features, and software releases. The implementation of new systems, features or releases may be complex and could introduce undetected errors, bugs, compatibility issues or other integration issues. These issues could lead to service outages, data loss, security vulnerabilities, or other disruptions that negatively impact our customers and business operations. If we fail to successfully manage risks associated with third-party dependencies, our business, financial condition, and results of operations could be materially and adversely affected.
We are an emerging growth company, which provides, among other things, reduced disclosure requirements, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our Class A common stock less attractive to investors.

As of June 30, 2026, we continued to qualify as an “emerging growth company,” as defined in the securities law. For as long as we continue to be an emerging growth company, we have taken, and may continue to take, advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced certain financial disclosure requirements and exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. By taking advantage of some or all of the reduced disclosure requirements available to emerging growth companies, investors may find our Class

A common stock less attractive, which may result in a less active trading market for our Class A common stock and greater stock price volatility.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the listing requirements of the Nasdaq Global Market (“Nasdaq”), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

With respect to our technology platform, we consider trade secrets and know-how to be one of our primary sources of intellectual property. However, trade secrets and know-how can be difficult to protect. The use of generative AI tools, including open-source or publicly available AI models and tools that our employees, contractors, or consultants may access or use, could also expose us to inadvertently disclosing trade secrets or other confidential information, including where such information is entered into, or used to train, these tools, or inadvertently cause us to violate third party intellectual property rights or incorporate third-party or open-source materials into our proprietary technologies. Although we maintain policies and controls governing the acceptable use of AI tools, we cannot assure you that all personnel will comply with them, and any unauthorized or inadvertent use of such tools could compromise our trade secrets and proprietary information, expose us to infringement or misappropriation claims, or impair our ability to protect our own intellectual property, any of which could have a material adverse effect on our business. We seek to protect these trade secrets and other proprietary technology, in part, by internal controls and policies as well as entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, outside contractors, consultants, advisors, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and consultants. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information, including our technology and processes. Despite these efforts, no assurance can be given that the confidentiality agreements we enter into or our other internal controls and policies will be effective in controlling access to such proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached, and these and other actions that we take may not be adequate to protect our confidential information, trade secrets, and proprietary technologies and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. Further, these actions do not prevent our competitors or others from independently developing the same or similar technologies and processes, which may allow them to provide a service similar or superior to ours, which could harm our competitive position.

Our use of “open-source” software could negatively affect our ability to sell our cloud services and subject us to possible litigation.

A portion of the technologies used by us incorporates “open-source” software, and we may incorporate open-source software in the future. Such open-source software is generally licensed by its authors or other third parties under open-source licenses. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. These licenses may subject us to certain unfavorable conditions, including requirements that we offer all or parts of our technology or services that incorporate the open-source software at no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating, or using the open-source software, and/or that we license such modifications or derivative works under the terms of the particular open-source licensor, or other license terms granting third parties certain rights of further use. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our cloud services, that our developers have not incorporated open-source software into our technology platform or services, or that they will not do so in the future. In the event that we become subject to such claims, we could be subject to significant damages, enjoined from the sale of our solutions that contained the open-source software, and required to comply with onerous conditions. In addition, the terms of open-source software licenses may require us to provide software that we develop using such open-source software to others on unfavorable license terms. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remediation efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remediation efforts on a timely basis, or at all. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could disrupt the distribution and sale of our solutions and have a material adverse effect on our business and operating results.

Risks Related to Ownership of Our Class A Common Stock

Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt*.

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
•authorizing “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our Class A common stock;
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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such stockholder. Any provision of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock. In addition, the warrants we issued to CoreWeave provide that any unvested portion will vest and become exercisable in connection with a change of control of the Company (subject to forfeiture in certain circumstances), which, together with the number of shares of Class A common stock potentially issuable as a result, could increase the cost or complexity of, or otherwise discourage, a potential acquisition of the Company, even if a change of control would be beneficial to our stockholders.

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

We believe our stock and business have been, and may in the future be, subject to short sellers or other third parties who manipulate our share price through false or misleading reports to spark fear and drive down our share price for their personal financial gain at the expense of other stockholders. This technique is also referred to as “short and distort.” These activities are often accompanied by announcements from various plaintiff law firms soliciting potential plaintiffs and threatening litigation, often without conducting a thorough investigation. Even when there is no merit to the underlying allegations, these campaigns, which may involve social media, anonymous sources, or coordinated trading activity, can materially impact investor sentiment, depress our stock price, harm our reputation and business, and divert management’s attention.

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

Sales of a substantial number of shares of our Class A common stock in the public market could cause our share price to fall.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our Class A common stock through August 1, 2026, on which date the plan terminated. The program was intended to offset dilution resulting from stock-based compensation. Repurchases were funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 ESPP.
The following is a summary of the repurchases of our Class A common stock, by month, during the quarter ended June 30, 2026 (in thousands, except for share and per share information):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2026	108,989	$3.87	108,989	$6,786
May 2026	—	$—	—	$6,786
June 2026	16,047	$9.00	16,047	$6,642
Total	125,036	$4.53	125,036
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the Company's last fiscal quarter, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of the Company’s securities pursuant to Rule 10b5-1 or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Common Stock Purchase Warrant (Initial Warrant), dated as of June 16, 2026, issued by Backblaze, Inc. to CoreWeave, Inc.	8-K	001-41026	4.1	6/23/2026
4.2	Common Stock Purchase Warrant (Additional Warrant), dated as of June 16, 2026, issued by Backblaze, Inc. to CoreWeave, Inc.	8-K	001-41026	4.2	6/23/2026
4.3	Registration Rights Agreement, dated as of June 16, 2026,by and between Backblaze, Inc. and CoreWeave, Inc.	8-K	001-41026	4.3	6/23/2026
10.1	Second Amendment to Credit Agreement, dated April 30, 2026, between Backblaze, Inc. and Citizens Bank, N.A., and other Loan Parties thereto.	10-Q	001-41026	10.1	5/4/2026
10.2	Master Strategic Agreement, dated as of June 16, 2026, by and between Backblaze, Inc. and CoreWeave, Inc.	8-K	001-41026	10.1	6/23/2026
10.3	Addendum No. 1 to Master Strategic Agreement, dated as of June 16, 2026, by and between Backblaze, Inc. and CoreWeave, Inc.	8-K	001-41026	10.2	6/23/2026
10.4	Third Amendment to Credit Agreement, dated June 30, 2026, between Backblaze, Inc. and Citizens Bank, N.A.	8-K	001-41026	10.1	7/2/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: August 3, 2026

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)