Form 10-Q
period 2026-09-30
Backblaze, Inc.
filed 2026-11-02
CIK 1462056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 26, 2026, 63.2 million shares of the registrant’s Class A common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “approximately,” “become,” “believe,” “can,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “improve,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “should,” “strive,” “target,” “will,” “would,” variations of such words, the negative of these words or other similar terms or expressions or future dates. However, not all forward-looking statements contain these identifying words.
Forward-looking statements are only projections and involve risks and uncertainties that could cause actual results to differ materially from those projected or implied in the forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to perform under our strategic agreement with CoreWeave, Inc. and the timing, ramp and concentration of related revenue;
•our ability to service and repay our convertible senior notes due 2031 and comply with covenants under our credit agreement;
•potential dilution from from our our convertible senior notes and customer warrants, and the effects of our capped call transactions;
•our ability to obtain additional capital, data center capacity and equipment on acceptable terms;
•our ability to operate our business under evolving macroeconomic conditions, such as geopolitical conflicts, tariffs and trade tensions, inflationary pressures, interest rate fluctuations, and foreign currency exchange rate volatility;
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to revise or update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

BACKBLAZE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$189,018	$29,182
Marketable securities	41,223	22,199
Accounts receivable, net	6,678	3,482
Prepaid expenses	4,090	4,195
Other current assets	9,008	6,630
Total current assets	250,017	65,688
Property and equipment, net	79,453	57,310
Operating lease right-of-use assets, net	37,482	22,713
Capitalized internal-use software, net	43,026	40,825
Other assets	17,614	5,290
Total assets	$427,592	$191,826
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	24,000	10,994
Operating lease liabilities, current	7,549	5,253
Finance lease liabilities and lease financing obligations, current	17,651	14,873
Deferred revenue, current	29,755	30,498
Total current liabilities	78,955	61,618
Operating lease liabilities, non-current	33,089	20,166
Finance lease liabilities and lease financing obligations, non-current	34,504	21,292
Long-term debt, net	194,485	—
Deferred revenue and other liabilities, non-current	5,266	5,529
Total liabilities	346,299	108,605
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value; 113,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 63,705,070 shares issued and 63,134,256 shares outstanding as of September 30, 2026 and 58,962,339 shares issued and 58,705,790 shares outstanding as of December 31, 2025.	6	6
Class B common stock, $0.0001 par value; 295,986 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Treasury stock, at cost; 570,814 and 256,549 shares as of September 30, 2026 and December 31, 2025, respectively	(3,358)	(1,983)
Additional paid-in capital	319,842	306,795
Accumulated deficit	(235,197)	(221,597)
Total stockholders’ equity	81,293	83,221
Total liabilities and stockholders’ equity	$427,592	$191,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$46,654	$37,162	$128,033	$108,073
Cost of revenue	16,816	14,091	47,832	42,705
Gross profit	29,838	23,071	80,201	65,368
Operating expenses:
Research and development	11,346	11,235	33,634	34,968
Sales and marketing	10,739	8,996	31,238	28,431
General and administrative	9,163	6,350	26,266	20,490
Total operating expenses	31,248	26,581	91,138	83,889
Loss from operations	(1,410)	(3,510)	(10,937)	(18,521)
Investment income	1,024	477	1,809	1,510
Interest expense	(1,981)	(934)	(4,453)	(2,667)
Other income (expense), net	63	189	109	(437)
Loss before provision for income taxes	(2,304)	(3,778)	(13,472)	(20,115)
Income tax provision	60	—	128	84
Net loss and comprehensive loss	$(2,364)	$(3,778)	$(13,600)	$(20,199)

Net loss per share, basic and diluted	$(0.04)	$(0.07)	$(0.22)	$(0.36)

Weighted average common shares outstanding, basic and diluted	62,536,342	56,977,764	60,885,388	55,557,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2026
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2026	62,374,253	$6	(570,814)	$(3,358)	$324,723	$(232,833)	$88,538
Net loss	—	—	—	—	—	(2,364)	(2,364)
Issuance of common stock upon exercise of stock options	713,058	—	—	—	4,164	—	4,164
Issuance of common stock under equity incentive plans, net of taxes withheld	617,759	—	—	—	—	—	—
Share registration offering costs	—	—	—	—	(182)	—	(182)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(17,529)	—	(17,529)
Stock-based consideration to a customer	—	—	—	—	3,132	—	3,132
Stock-based compensation	—	—	—	—	5,534	—	5,534
Balance as of September 30, 2026	63,705,070	$6	(570,814)	$(3,358)	$319,842	$(235,197)	$81,293

	Three Months Ended September 30, 2025
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	56,462,752	$6	—	$—	$292,042	$(212,406)	$79,642
Net loss	—	—	—	—	—	(3,778)	(3,778)
Purchase of treasury stock	—	—	(142,069)	(1,185)	—	—	(1,185)
Issuance of common stock upon exercise of stock options	622,416	—	—	—	2,819	—	2,819
Issuance of common stock under equity incentive plans, net of taxes withheld	735,297	—	—	—	(774)	—	(774)
Stock-based compensation	—	—	—	—	6,105	—	6,105
Balance as of September 30, 2025	57,820,465	$6	(142,069)	$(1,185)	$300,192	$(216,184)	$82,829

	Nine Months Ended September 30, 2026
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	58,962,339	$6	(256,549)	$(1,983)	$306,795	$(221,597)	$83,221
Net loss	—	—	—	—	—	(13,600)	(13,600)
Purchase of treasury stock	—	—	(314,265)	(1,375)	—	—	(1,375)
Issuance of common stock upon exercise of stock options	1,490,078	—	—	—	7,191	—	7,191
Issuance of common stock under equity incentive plans, net of taxes withheld	2,271,881	—	—	—	(1,013)	—	(1,013)
Issuance of common stock under the 2021 Employee Stock Purchase Plan	290,982	—	—	—	1,071	—	1,071
Issuance of restricted stock units related to bonus plans, net of taxes withheld	689,790	—	—	—	2,593	—	2,593
Share registration offering costs	—	—	—	—	(271)	—	(271)
Purchases of capped calls related to convertible senior notes	—	—	—	—	(17,529)	—	(17,529)
Stock-based consideration to a customer	—	—	—	—	3,132	—	3,132
Stock-based compensation	—	—	—	—	17,873	—	17,873
Balance as of September 30, 2026	63,705,070	$6	(570,814)	$(3,358)	$319,842	$(235,197)	$81,293

	Nine Months Ended September 30, 2025
	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	53,375,770	$5	—	$—	$273,602	$(195,985)	$77,622
Net loss	—	—	—	—	—	(20,199)	(20,199)
Purchase of treasury stock	—	—	(142,069)	(1,185)	—	—	(1,185)
Issuance of common stock upon exercise of stock options	1,352,497	—	—	—	4,682	—	4,682
Issuance of common stock under equity incentive plans, net of taxes withheld	2,479,125	1	—	—	(1,594)	—	(1,593)
Issuance of common stock under the 2021 Employee Stock Purchase Plan	311,502	—	—	—	1,388	—	1,388
Issuance of restricted stock units related to bonus plans	301,571	—	—	—	2,014	—	2,014
Stock-based compensation	—	—	—	—	20,100	—	20,100
Balance as of September 30, 2025	57,820,465	$6	(142,069)	$(1,185)	$300,192	$(216,184)	$82,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

BACKBLAZE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,600)	$(20,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash lease expense on operating leases	4,826	3,365
Depreciation and amortization	21,431	19,282
Impairment loss on right-of-use assets	—	59
Stock-based compensation	23,720	20,108
Loss (gain) on disposal of property and equipment	30	(363)
Stock-based consideration to a customer	70	—
Other, net	102	425
Changes in operating assets and liabilities:
Accounts receivable	(3,196)	(1,531)
Prepaid expenses and other current assets	(2,140)	(2,052)
Other assets	(9,182)	(1,704)
Accounts payable, accrued expenses and other current liabilities	5,964	7
Deferred revenue and other liabilities, non-current	(1,006)	298
Operating lease liabilities	(4,230)	(3,464)
Net cash provided by operating activities	22,789	14,231
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(38,694)	(34,396)
Maturities of marketable securities	19,727	22,341
Proceeds from disposal of property and equipment	24	154
Purchases of property and equipment	(4,356)	(4,429)
Capitalized internal-use software costs	(7,906)	(5,890)
Net cash used in investing activities	(31,205)	(22,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	201,250	—
Payment for capped calls related to convertible senior notes	(17,529)	—
Principal payments on finance leases and lease financing obligations	(13,030)	(13,898)
Payment of debt issuance costs	(6,512)	(602)
Proceeds from borrowings under revolving credit facility	—	2,454
Payment of offering costs	—	(20)
Purchase of treasury stock	(1,375)	(1,185)
Proceeds from exercises of stock options	7,198	4,746
Taxes paid for net share settlement of equity awards	(2,550)	(1,593)
Proceeds from ESPP	1,071	1,388
Other	(271)	—
Net cash provided by (used in) financing activities	168,252	(8,710)
Net increase (decrease) in cash and cash equivalents	159,836	(16,699)
Cash and cash equivalents, at beginning of period	29,182	45,776
Cash and cash equivalents, at end of period	$189,018	$29,077
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,141	$2,626
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued bonus and other liability awards settled in common stock	$4,355	$2,014
Amortization of customer warrant	$3,132	$—
Accruals related to debt issuance costs	$660	$—

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 10, 2026 (the “Annual Report”). In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Reclassifications
To conform to the current period's presentation, a foreign exchange gain of $0.2 million for the three months ended September 30, 2025 and a foreign exchange loss of $0.4 million for the nine months ended September 30, 2025 that were previously included in "General and administrative" operating expenses are now included within "Other income (expense), net" in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025. This reclassification had no impact on total net loss and comprehensive loss.
To conform to the current period’s presentation, prepaid expenses and other current assets that were previously presented as separate line items have been reclassified and included in “Prepaid expenses and other current assets” in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

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
Revenue Recognition
Committed-Capacity and Managed Storage Arrangements
The Company recently began offering committed storage capacity and managed storage. Under committed-capacity arrangements, the provision of reserved storage capacity over the contractual term represents a single performance obligation that is satisfied over time as the capacity is made available to the customer. Revenue is recognized under these arrangements using an output method based on the proportion of contracted storage capacity made available, which reflects the transfer of services to the customer. Under managed storage arrangements, the Company evaluates contract terms to identify one or more distinct performance obligations, which are satisfied either over time as services are rendered or at a point in time upon transfer of control. Revenue recognition commences when the related managed storage become available to the customer, and either the applicable minimum contract commitment begins or the storage capacity is deployed.
Share-Based Consideration Payable to a Customer
Share-based consideration granted to a customer is accounted for as a reduction of the transaction price of the related customer contract. The reduction in revenue is recognized in the same pattern as the related revenue.

Debt

The Company evaluates debt instruments to determine their classification as debt or equity and whether any embedded features, including conversion features, put options, call options, and additional interest, require bifurcation and separate accounting as derivatives under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. No feature of the Company’s debt required bifurcation, and the notes are accounted for as a single liability measured at amortized cost. Debt issuance costs are generally presented as a direct deduction from the carrying amount of the notes and are amortized to interest expense over the contractual term using the effective interest method.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Such estimates and assumptions include the costs to be capitalized as internal-use software, which include determining whether projects will result in new or additional functionality, the useful lives of other long-lived assets, impairment considerations for long-lived assets, the incremental borrowing rate for lease agreements, lease and non-lease component allocation, estimates related to variable consideration, the expected period of benefit of deferred contract acquisition costs, the fair value of warrant consideration issued to a customer, estimates of performance-based award attainment, certain accrued liabilities, and accounting for income taxes, including estimates for deferred tax assets, valuation allowance, and uncertain tax positions. The Company bases its estimates on historical experience and on assumptions that management considers reasonable. Future actual results could differ materially from these estimates.
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
The change in estimate reduced depreciation expense and decreased net losses by approximately $1.7 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, resulting in increases of $0.03 and $0.07 per basic and diluted share for the three and nine months ended September 30, 2025, respectively.
The continuing effect of the change in estimate resulted in both depreciation expense and net loss being approximately $0.6 million and $2.3 million lower for the three and nine months ended September 30, 2026, respectively, than they would have been under the former estimated useful lives, resulting in favorable impacts of $0.01 and $0.04 per basic and diluted share for the three and nine months ended September 30, 2026, respectively. The Company estimates that depreciation expense and net loss for the remainder of 2026 will be approximately $0.5 million lower than it would have been under the former estimated useful lives.
Comprehensive Loss
The Company does not have any components of other comprehensive income recorded within the condensed consolidated financial statements and therefore does not separately present a statement of comprehensive income in the condensed consolidated financial statements.
Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes as a corporation. The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter. The effective tax rate for each of the three and nine months ended September 30, 2026 and 2025 was zero as the Company has incurred continuous operating losses.

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

The following tables present concentrations of vendors and customers that accounted for 10% or more of the Company’s cash disbursements, accounts payable, and accounts receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash disbursement concentration
Number of vendors	0	2	1	2
Total cash disbursements represented by vendors listed above	—%	23%	12%	26%

	September 30, 2026	December 31, 2025
Accounts payable concentration
Number of vendors	2	2
Total accounts payable balance represented by vendors listed above	40%	23%

Accounts receivable concentration
Number of customers	2	2
Total accounts receivable balance represented by customers listed above	24%	38%
New Accounting Standards Adopted
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This standard adds a scope exception from derivative accounting for certain contracts with an underlying based on operations or activities specific to one of the parties to the contract, and clarifies that share-based noncash consideration receivable from a customer is accounted for under ASC Topic 606, Revenue from Contracts with Customers, unless and until the Company's right to that consideration becomes unconditional. The Company early adopted ASU 2025-07 effective January 1, 2026 on a prospective basis to align the accounting for contractual features in its recently issued notes with the refined scope guidance. The adoption did not have a material impact on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company's consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This standard clarifies the accounting for share-based consideration payable to customers, including that conditions based on a customer’s purchases or potential purchases are performance conditions, and requires entities to estimate whether awards subject to service or performance conditions will vest. The Company early adopted ASU 2025-04 effective January 1, 2026 using the modified retrospective method. The adoption did not result in a cumulative-effect adjustment and did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard updates the recognition model for internal-use software by eliminating the project stage framework and requiring capitalization once projects are approved and completion is probable, and also clarifies related disclosure requirements. This ASU is effective for all entities for fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard.

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
Note 3. Revenues
Disaggregation of Total Revenue
The following table presents the Company’s total revenue disaggregated by product (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
B2 Cloud Storage	$30,478	$20,699	$79,484	$58,588
Computer Backup	16,176	16,463	48,549	49,485
Total revenue	$46,654	$37,162	$128,033	$108,073
The following table presents the Company’s total revenue disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consumption-based arrangements	$29,886	$19,988	$77,554	$56,552
Subscription-based arrangements	16,661	17,060	50,163	51,206
Point in time arrangements	107	114	316	315
Total revenue	$46,654	$37,162	$128,033	$108,073
Total revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$33,861	$26,349	$92,762	$77,491
United Kingdom	2,295	1,956	6,459	5,645
Canada	2,136	1,665	5,652	4,936
Other	8,362	7,192	23,160	20,001
Total revenue	$46,654	$37,162	$128,033	$108,073
Earned, Unbilled Revenue
As of September 30, 2026 and December 31, 2025, the Company had $5.2 million and $3.7 million, respectively, of unbilled accounts receivable included within other current assets in the condensed consolidated balance sheets.

Deferred Revenue
The following table presents information regarding the Company’s total deferred revenue (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenue	$34,279	$35,897

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized from deferred balances at the beginning of each respective period	$12,221	$12,532	$27,169	$27,262
Deferred revenue represents the invoiced portion of the Company’s contract liabilities for which the related performance obligations are still outstanding. The Company’s remaining performance obligations (“RPOs”) include deferred revenue as well as future committed revenue under existing customer contracts.
The following table presents the Company’s RPOs (in millions):

	Within 1 Year	Over 1 Year	Total
As of September 30, 2026(1)	$89.6	$310.4	$400.0
As of December 31, 2025(2)	$39.5	$30.7	$70.2
_______________
(1) The increase in RPOs as of September 30, 2026 was primarily attributable to the CoreWeave Agreement entered into on June 16, 2026, with an aggregate contract value of approximately $335.1 million, less approximately $21.7 million attributable to the fair value of warrants issued to the customer. See Note 12 for further information.
(2) Effective January 1, 2026, the Company has included contracts with an original duration of one year or less in the above RPOs disclosure. To conform to current period disclosure, the Company has similarly included short-term contracts in the comparative disclosure as of December 31, 2025 resulting in an increase of $4.0 million from amounts previously disclosed.
Deferred Contract Costs
The following tables present the Company’s deferred contract costs and amortization of deferred contract costs (in thousands):

	September 30, 2026	December 31, 2025
Deferred contract costs for marketing affiliates	$188	$335
Deferred contract costs for sales commission	$10,095	$2,639

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of deferred contract costs related to marketing affiliates	$48	$255	$258	$679
Amortization of deferred contract costs related to sales commission	$465	$127	$918	$336

Consideration Payable to Customers
The grant-date fair value of the warrants issued to a customer is recognized in additional paid-in capital over the vesting periods using the accelerated attribution method and is recognized as a reduction of revenue based on the expected pattern of revenue recognition from the customer. The difference between these cumulative amounts is recorded as an asset or liability, as applicable. See Note 12 for additional information regarding the warrants. The deferred warrant cost is capitalized and recorded in other assets on the condensed consolidated balance sheets.
During the three and nine months ended September 30, 2026, the Company recognized a reduction to revenue related to the warrants of $0.1 million.

The following table presents the Company's capitalized consideration payable to customers (in thousands):

	September 30, 2026	December 31, 2025
Capitalized warrant cost	$3,062	$—
Note 4. Investments
The following table summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of September 30, 2026	(in thousands)

Cash equivalents
Money market funds	$71,051	$—	$—	$71,051	$71,051
U.S. treasury securities	44,635	1	(1)	44,635	44,635
Total cash equivalents	$115,686	$1	$(1)	$115,686	$115,686

Marketable securities
U.S. treasury securities	$31,679	$2	$(19)	$31,662	$31,679
Corporate debt securities	9,544	—	(27)	9,517	9,544
Total marketable securities	$41,223	$2	$(46)	$41,179	$41,223

	Amortized Cost	Gross Unrealized		Fair Value	Net Carrying Value
		Gains	Losses
As of December 31, 2025	(in thousands)
Cash equivalents
Money market funds	$8,729	$—	$—	$8,729	$8,729
Total cash equivalents	$8,729	$—	$—	$8,729	$8,729

Marketable securities
U.S. treasury securities	$9,461	$12	$—	$9,473	$9,461
Corporate debt securities	12,740	4	—	12,744	12,738
Total marketable securities	$22,201	$16	$—	$22,217	$22,199

Scheduled Maturities
The amortized cost and fair value of the Company’s held-to-maturity investments as of September 30, 2026, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
As of September 30, 2026	(in thousands)
Within one year	$85,858	$85,814
After one year through five years	—	—
After 5 years through 10 years	—	—
After 10 years	—	—
Total investments	$85,858	$85,814
Aging of Unrealized Losses
As of September 30, 2026, certain securities were in an immaterial unrealized loss position for less than twelve months. There were no securities in an unrealized loss position as of December 31, 2025.
Note 5. Fair Value Measurements
The following table presents the fair values of the Company’s cash equivalents, held-to-maturity investments and outstanding debt obligations by level within the fair value hierarchy (in thousands):

As of September 30, 2026	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$71,051	$71,051
U.S. treasury securities	44,635	—	—	44,635
Investments in marketable securities
U.S. treasury securities	31,662	—	—	31,662
Corporate debt securities	—	9,517	—	9,517
Total assets	$76,297	$9,517	$71,051	$156,865

Financial liabilities
Convertible senior notes(2)	—	187,394	—	187,394
Total liabilities	$—	$187,394	$—	$187,394

As of December 31, 2025	Level 1	Level 2	Other(1)	Total

Cash equivalents
Money market funds	$—	$—	$8,729	$8,729
Investments in marketable securities
U.S. treasury securities	9,473	—	—	9,473
Corporate debt securities	—	12,744	—	12,744
Total assets	$9,473	$12,744	$8,729	$30,946
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
(2) The fair value of the Company’s convertible senior notes was determined based on observable market prices of identical instruments in less active markets.

There were no transfers between levels of the fair value hierarchy during the periods presented. There were no material assets or liabilities that were measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2026. During the year ended December 31, 2025, the only significant assets measured at fair value on a non-recurring basis were right-of-use assets related to the Company’s corporate headquarters lease, as discussed in Note 5 to Notes to Consolidated Financial Statements included in the Company’s Annual Report.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Data center equipment	$117,853	$95,958
Leased and financed data center equipment(1)	76,639	66,569
Computer equipment	2,227	2,286
Leasehold improvements	967	181
Construction-in-progress	16	89
Total property and equipment	197,702	165,083
Less: accumulated depreciation and amortization	(118,249)	(107,773)
Total property and equipment, net	$79,453	$57,310
________________
(1) The net book value of the Company’s equipment under finance lease agreements and lease financing obligations was $60.5 million and $45.7 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the Company had $1.2 million in accruals related to the purchases of property and equipment.

The following table presents property and equipment, net and operating lease right-of-use assets by geographic region (in thousands):

	September 30, 2026	December 31, 2025
United States	$95,480	$67,193
Canada	2,528	2,871
The Netherlands	18,927	9,959
Total property and equipment, net and operating lease right-of-use assets	$116,935	$80,023
Note 7. Capitalized Internal-Use Software, Net
Capitalized internal-use software, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Developed software	$80,085	$68,837
General and administrative software	144	144
Total capitalized internal-use software	80,229	68,981
Less: accumulated amortization	(37,203)	(28,156)
Total capitalized internal-use software, net	$43,026	$40,825

Amortization expense of capitalized internal-use software included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue(1)	$3,071	$2,755	$9,040	$7,635
General and administrative	2	2	7	7
Total amortization expense of capitalized internal-use software	$3,073	$2,757	$9,047	$7,642
________________
(1) Includes $0.1 million and $0.4 million of restructuring charges for the three and nine months ended September 30, 2026, respectively, related to the Company’s 2025 Restructuring and Transformation Plan. See Note 14 for further information.
As of September 30, 2026, future amortization expense is expected to be as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$3,023
2027	13,116
2028	11,539
2029	8,607
2030	4,403
Thereafter	2,338
Total	$43,026
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
Operating Leases
The Company leases data center spaces and office space under non-cancelable operating leases with various expiration dates. Certain lease agreements include renewal options to extend the lease term at a price to be determined upon exercise. These options are not reasonably certain to be exercised and therefore are not factored in the determination of lease payments. Contingent rental payments are generally not included in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company's leases have original lease periods expiring between 2027 and 2033.

In May 2025, the Company entered into an agreement to sublease approximately 12,000 square feet on the second floor of its former corporate headquarters in San Mateo, California. That sublease commenced in June 2025 and expires in March 2029. In August 2026, the Company entered into an agreement to sublease approximately 12,000 square feet on the first floor of the same facility. The first-floor sublease is expected to commence in November 2026 and is scheduled to expire in March 2029. The Company classifies both subleases as operating leases and recognizes fixed sublease income on a straight-line basis over their respective terms and variable reimbursements as the related costs are incurred. Sublease income is recorded as a reduction of operating lease expense in the condensed consolidated statements of operations and comprehensive loss.

Summary of Lease Information
The weighted average remaining lease terms and discount rates as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
	Operating leases	Finance Leases(1)	Operating leases	Finance Leases(1)
Remaining lease term	5.1 years	3.2 years	5.4 years	2.5 years
Discount rate	6.8%	12.5%	6.9%	12.6%
________________
(1) Includes lease financing obligations.
The following table presents the components of lease expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease costs
Depreciation expense(1)	$2,833	$2,033	$7,642	$6,879
Interest expense	$1,659	$792	$3,930	$2,325
Lease financing obligation costs
Depreciation expense(1)	$212	$246	$638	$1,088
Interest expense	$2	$39	$23	$211

Operating lease costs
Rental expense related to lease components	$2,356	$1,779	$6,264	$4,248
Rental expense related to non-lease components(2)	1,022	914	3,130	3,140
Variable lease costs	1,255	1,240	3,369	3,557
Total operating lease costs	$4,633	$3,933	$12,763	$10,945

Total included in cost of revenue	$4,603	$3,730	$12,647	$10,275
Total included in general and administrative expense	$30	$203	$116	$670
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
The following table presents supplemental cash flow information relating to the Company’s leases (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows
Cash paid for interest on finance lease and lease financing obligations	$3,953	$2,626
Cash paid for operating lease liabilities	$5,775	$4,144
Non-cash items
Equipment acquired through finance leases	$29,095	$19,901
Right-of-use assets obtained in exchange for operating lease obligations	$19,595	$12,469

The future minimum commitments for finance leases and lease financing obligations as of September 30, 2026 were as follows (in thousands):

Year Ending December 31,	Finance leases	Lease financing obligations	Total
Remainder of 2026	$6,130	$43	$6,173
2027	22,028	—	22,028
2028	14,192	—	14,192
2029	12,826	—	12,826
2030	6,908	—	6,908
Thereafter	1,522	—	1,522
Total future minimum lease and financing commitments	63,606	43	63,649
Less imputed interest	(11,494)	—	(11,494)
Total finance lease and lease financing obligation liabilities	$52,112	$43	$52,155
As of September 30, 2026, the Company's future minimum obligations for operating leases and non-cancelable contractual commitments related to non-lease components were as follows (in thousands):

Year Ending December 31,	Operating leases	Non-lease components	Total
Remainder of 2026	$2,531	$1,072	$3,603
2027	9,657	4,318	13,975
2028	9,927	3,904	13,831
2029	7,882	2,548	10,430
2030	6,183	1,352	7,535
Thereafter	12,713	109	12,822
Total future minimum operating lease and non-lease commitments	48,893	$13,303	$62,196
Less imputed interest	(8,255)
Total liability	$40,638

Leases Not Yet Commenced

In July 2026, the Company entered into an agreement to expand its lease for a data center facility, which is expected to commence in the fourth quarter of 2026, with a non-cancelable lease term of three years. The undiscounted future lease payments for this lease are approximately €1.4 million, or approximately $1.5 million based on the exchange rate between the Euro and the U.S. dollar as of September 30, 2026.
Note 9. Commitments and Contingencies
Purchase Commitments
Other non-cancelable commitments relate primarily to service agreements to support the Company’s operations. As of September 30, 2026, the Company had $0.7 million, $2.3 million, $0.6 million, and $0.1 million payable for these commitments during the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028, and 2029, respectively.
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. The Company contributed $0.5 million and $0.4 million to the 401(k) plan for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $1.4 million to the 401(k) plan for the nine months ended September 30, 2026 and 2025, respectively.

Legal Matters
The Company is involved from time to time in various claims and legal actions arising in the ordinary course of business. Where appropriate, the Company establishes accruals for matters that are both probable and reasonably estimable and generally maintains insurance to cover certain types of litigation claims, subject to policy limits, retentions and deductibles, and other factors. As of September 30, 2026, the Company was not subject to any claims that are expected to have a material adverse effect on its financial position, results of operations, or cash flows. Nonetheless, the outcome of litigation is inherently uncertain; any such matters, individually or in the aggregate, could result in adverse impacts on the Company, including defense and settlement costs, diversion of management resources, and other factors.
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
Note 10. Debt

Convertible Senior Notes

Issuance and Key Terms
On August 24, 2026, the Company issued $201.3 million aggregate principal amount of 0.00% convertible senior notes due in 2031 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, which included the full exercise by the initial purchasers of their option to purchase an additional $26.3 million aggregate principal amount of Notes. The Notes were issued pursuant to an indenture dated as of August 24, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee.

The Notes are senior unsecured obligations and will mature on August 15, 2031, unless earlier converted, redeemed, or repurchased. The Indenture contains customary events of default, upon the occurrence and continuation of which the Notes may become immediately due and payable.

The Company received net proceeds of $194.3 million from the offering, after deducting debt issuance costs. The Company used $17.5 million of the net proceeds to pay the cost of the Capped Calls (as defined below) and intends to use the remainder for general corporate purposes, including capital expenditures.

Conversion
The following table presents the initial conversion terms of the Notes:

Initial Conversion Rate per $1,000 principal	Initial Conversion Price	Initial Number of Shares (in thousands)
45.5705	$21.94	9,171

The conversion rate for the Notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. If the Company declares a cash dividend or distribution per share equal to or greater than the applicable market price of its common stock, holders of the Notes would be entitled to receive a cash distribution based on the shares underlying the Notes without converting their Notes.

Prior to May 15, 2031, holders may convert their Notes only under specified circumstances: (1) beginning in 2027, if the price of the Company's Class A common stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days in the preceding calendar quarter; (2) during a specified period following 10 consecutive trading days in which the trading price of the Notes is less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the then-effective conversion rate; (3) if the Company calls the applicable Notes for redemption; or (4) upon the occurrence of specified corporate events. Beginning May 15, 2031, holders may convert their Notes at any time through the second scheduled trading day immediately preceding the maturity date.
Upon conversion, the Company may settle its conversion obligation in cash, shares of Class A common stock, or a combination of cash and shares, at its election. In connection with a make-whole fundamental change, as defined in the Indenture, or a notice of redemption, the conversion rate will increase in certain circumstances for holders who convert their Notes in connection with the applicable event. The conversion rate may not exceed 59.2417 shares of Class A common stock per $1,000 principal amount of Notes, subject to adjustment under the Indenture.
Redemption and Repurchase Terms
•Optional Redemption: The Company may redeem the Notes for cash on or after August 20, 2029 (up to 31 trading days prior to maturity) at 100% of principal plus accrued special interest, provided the stock price reaches at least 130% of the conversion price for 20 out of 30 consecutive trading days. At least $100.0 million principal must remain outstanding after any partial redemption. No sinking fund applies.
•Fundamental Change: Holders may require the Company to repurchase their Notes for cash at 100% of principal plus accrued special interest upon a specified fundamental change.
•Event of Default: Upon the occurrence and continuation of certain events of default specified in the Indenture, the principal amount of the Notes, together with accrued and unpaid special interest, may become immediately due and payable in accordance with the acceleration provisions of the Indenture.
Carrying Amount and Interest Expense
The net carrying value of the Notes as of September 30, 2026 was as follows (in thousands):

September 30, 2026
Principal amount	$201,250
Less: unamortized debt issuance costs	(6,765)
Net carrying value	$194,485
The Notes were issued at par, do not bear regular interest, and the principal amount of the Notes will not accrete; however, special interest may become payable under certain circumstances in accordance with the terms of the Indenture. Interest expense related to the Notes, consisting entirely of amortization of debt issuance costs, was $0.1 million for each of the three and nine months ended September 30, 2026. The effective interest rate on the Notes was 0.70% for the three and nine months ended September 30, 2026.

Capped Calls
In conjunction with the issuance of the Notes, the Company entered into separately negotiated capped call transactions (the "Capped Calls") with certain financial institutions at a total cost of $17.5 million. The Capped Calls initially cover approximately 9.2 million shares of the Company’s Class A common stock, subject to customary anti-dilution adjustment similar to those applicable to the Notes. The Capped Calls are generally expected to reduce potential dilution of the Company's Class A common stock upon conversion of the Notes and/or offset cash payments the Company may be required to make in excess of the principal amount of converted Notes, in each case subject to a cap. The cost of the Capped Calls is recorded in stockholders' equity as a reduction of additional paid-in capital on the condensed consolidated balance sheets. The Capped Calls are not subsequently remeasured at fair value as long as they continue to qualify for equity classification.

The Capped Calls have an initial strike price of $21.94 per share, which corresponds to the initial conversion price of the Notes, and an initial cap price of $33.76 per share, both subject to certain adjustments. Upon settlement, the Company may receive cash, shares of Class A common stock, or a combination thereof. The Capped Calls are indexed to the Company’s own stock and meet the criteria for equity classification and, therefore, qualify for the derivative scope exception.

As of September 30, 2026, the Capped Calls were out of the money and the Company would not receive shares, cash, or a combination thereof if the Capped Calls were settled as of such date. The settlement value of the Capped Calls would increase with increases in the Company’s stock price, subject to the cap price discussed above, and the settlement method is generally expected to mirror that of the Notes.
Revolving Credit Facility
The Company has a credit agreement, as amended (the “Credit Agreement”), with Citizens Bank, N.A. (the “Lender”), which includes a senior secured revolving credit facility with a total borrowing capacity of up to $50.0 million (the “Revolving Credit Facility”) for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit and matures on April 30, 2030. As of September 30, 2026, the Company had no outstanding borrowings and no letters of credit under the Revolving Credit Facility and $50.0 million remained available for borrowing.
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on the Company’s ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, repurchase shares up to $15.0 million in any fiscal year, and engage in other specified transactions. The Credit Agreement also requires the Company to comply with financial covenants on a quarterly basis, including (i) minimum liquidity of $30.0 million held on deposit with the Lender, over which the Company retains control and considers as cash and cash equivalents, (ii) a maximum total leverage ratio of 6.75 to 1.00 for the quarter ended September 30, 2026 and decreases over time to 3.75 to 1.00 for the quarter ending December 31, 2027 and thereafter, and (iii) a minimum fixed charge coverage ratio of 1.50 to 1.00 through the quarter ending March 31, 2027 and 1.65 to 1.00 for the quarter ending June 30, 2027 and thereafter.
The financial covenants use trailing twelve-month consolidated EBITDA, as defined under the Credit Agreement, which includes specified adjustments and exclusions. As a result, consolidated EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. As of September 30, 2026, the Company was in compliance with the covenants under the Credit Agreement.

The above-described terms of the Credit Agreement reflect a series of amendments, beginning April 30, 2026 through August 24, 2026.

On April 30, 2026, the Company entered into an amendment to the Credit Agreement. The amendment, among other things, (i) extended the maturity date from June 4, 2027 to June 4, 2028, (ii) reset the option that allows the Company to extend the maturity date by one year, subject to certain conditions, and (iii) modified certain negative covenants, including increasing the limit on share repurchases from up to $10.0 million to up to $15.0 million per fiscal year and increasing the limit on permitted acquisitions to up to $20.0 million of cash consideration.

On June 30, 2026, the Company entered into an amendment to the Credit Agreement that modified a negative covenant to increase the permitted indebtedness for capital leases to $150.0 million outstanding.

On August 18, 2026, the Company entered into an amendment to the Credit Agreement that permitted the Company to issue the Notes and enter into the related Capped Calls.
On August 24, 2026, in connection with the closing of the offering of the Notes, the Company entered into an amendment to the Credit Agreement, which resulted in the terms described above, as follows: (i) increased the total borrowing capacity of the senior secured revolving credit facility from $20.0 million to $50.0 million, (ii) extended the maturity date of the Credit Agreement from June 4, 2028 to April 30, 2030 and eliminated the one-year extension option, and (iii) modified certain financial covenants under the Credit Agreement, including by adding a new fixed charge coverage ratio test, removing the minimum consolidated EBITDA threshold, increasing the minimum liquidity requirement and revising the maximum total leverage ratio thresholds.
Note 11. Stockholders’ Equity
Share Repurchase Program
In August 2025, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing the Company to repurchase up to $10.0 million of its Class A common stock through August 1, 2026. The program was intended to offset dilution resulting from stock-based compensation. Repurchases were funded from the proceeds of employee stock option exercises and from employee contributions under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The program terminated in accordance with its terms on August 1, 2026, at which time approximately $6.6 million remained unused under the authorization.
Note 12. Stock-Based Compensation
Restricted Stock Units (“RSUs”)
RSUs granted under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2024 New Employee Equity Incentive Plan (the “Inducement Plan”) generally vest based on continued service up to a four-year period for employees and over a one-year period for non-employee directors and consultants.
RSU activity for the nine months ended September 30, 2026 was as follows:

	RSUs	Weighted-average grant date fair value per unit
RSUs unvested as of December 31, 2025	4,609,077	$6.44
Granted	4,602,950	$4.50
Vested(1)	(2,862,688)	$5.50
Forfeited	(948,758)	$5.87
RSUs unvested as of September 30, 2026	5,400,581	$5.38
________________
(1) Includes 58,166 RSUs that were settled in cash upon vesting. The Company expects to settle substantially all other outstanding RSUs in shares, with a limited number of specifically identified grants expected to be settled in cash. The shares underlying the cash-settled RSUs were returned to the applicable equity incentive plan and became available for future issuance.
As of September 30, 2026, total unrecognized compensation cost related to RSUs was $26.7 million, which will be recognized over a weighted-average period of 2.3 years.
Performance-based RSUs (“PSUs”)
PSUs granted under the 2021 Plan vest based on the Company’s achievement of a predefined year-over-year B2 Cloud Storage revenue growth target for the fiscal year ended December 31, 2026, subject to continued service through the requisite service period. PSUs are settled in shares of Class A common stock.

During the nine months ended September 30, 2026, the Company awarded PSUs based on the expected attainment of one-year performance targets, consisting of 128,205 PSUs subject to one-year cliff vesting and 914,048 PSUs that vest over a three-year service period, with one-year cliff vesting for the initial tranche followed by quarterly vesting thereafter.

The number of PSUs earned will range from 0% to 150% of the initial award. Compensation expense for PSUs is recognized using an accelerated attribution method over the requisite service period for each separately vesting tranche, based on the grant-date fair value and the number of PSUs probable of vesting. The Company revises its estimate of the achievement of performance conditions at each reporting period, with cumulative catch-up adjustments recorded in the period of change.
PSU activity for the nine months ended September 30, 2026 was as follows:

	PSUs	Weighted-average grant date fair value per unit
PSUs unvested as of December 31, 2025	—	$—
Granted	1,042,253	$4.18
Vested	—	$—
Forfeited	(35,257)	$5.77
PSUs unvested as of September 30, 2026	1,006,996	$4.12

As of September 30, 2026, management estimated the payout level for the PSUs at 150% of target. Based on this estimate, the Company recognized $1.2 million and $2.3 million of stock-based compensation expense related to these awards during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, total unrecognized compensation cost related to PSUs was $3.9 million, which will be recognized over a weighted-average period of 1.1 years.
Warrants
In June 2026, the Company entered into a multi-year Master Strategic Agreement with CoreWeave, Inc. (“CoreWeave”) under which the Company will provide committed B2 Cloud Storage capacity and managed storage on CoreWeave’s infrastructure (the “CoreWeave Agreement”). In connection with the CoreWeave Agreement, the Company issued CoreWeave two equity-classified warrants to purchase an aggregate of 4,194,876 shares of Class A common stock, consisting of an initial warrant to purchase 3,053,314 shares (the “Initial Warrant”) and an additional warrant to purchase 1,141,562 shares (the “Additional Warrant”). Each warrant has an exercise price of $7.60 per share, subject to customary adjustments, and may be exercised for cash or on a cashless basis.

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
The grant-date fair value of warrants expected or probable to vest is capitalized using an accelerated attribution method over the respective vesting periods.
Warrant activity for the nine months ended September 30, 2026 was as follows:

	Warrant Shares	Weighted-average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Warrants outstanding as of December 31, 2025	—	$—
Granted	4,194,876	$7.60
Exercised	—	$—
Forfeited	—	$—
Warrants outstanding as of September 30, 2026	4,194,876	$7.60	6.53	$26,805
Vested and expected to vest as of September 30, 2026	4,194,876	$7.60	6.53	$26,805
Exercisable as of September 30, 2026	152,666	$7.60	5.72	$976
The warrants had a weighted-average grant-date fair value of $5.18 per warrant share, representing an aggregate grant-date fair value of approximately $21.7 million. The following table summarizes the Black-Scholes option pricing model used in estimating the per share grant date fair value of the customer warrants:

	Initial Warrant	Additional Warrant
Expected term (in years)	3 - 6	3 - 9
Expected volatility	75% - 80%	70% - 80%
Risk-free interest rate	4.00% - 4.14%	4.00% - 4.29%
Expected dividend yield	—%	—%
Bonus Plan
The Company maintains an annual bonus program under which bonus awards are contingent upon the achievement of corporate performance targets and individual performance objectives, and are generally settled in RSUs issued under the Company’s 2021 Plan. Bonus amounts represent fixed monetary values that are settled in a variable number of RSUs based on the Company’s stock price at the date of settlement. Participants must generally remain employed with the Company through the payout date to maintain eligibility for bonus awards. The requisite service period for these awards begins on the date the Compensation Committee of the Board (the “Compensation Committee”) approves the bonus plan and ends on the payout date. The 2026 bonus plan will be settled in cash for a limited number of executives and employees engaged through third-party employment arrangements. The expense for cash-based bonus awards is excluded from stock-based compensation expense.
In February 2026, the Compensation Committee approved the issuance of RSUs with an aggregate grant-date fair value of approximately $4.1 million based on actual performance against the targets set in the bonus plan for the year ended December 31, 2025. Upon issuance, 689,790 RSUs vested and were settled on a net share basis with a fair value of $2.6 million.
Pursuant to the bonus plans, the Company recognized $2.9 million and an immaterial amount in stock-based compensation during the three months ended September 30, 2026 and 2025, respectively, of which the Company capitalized $0.5 million and an immaterial amount, respectively, for the development of internal-use software. The Company recognized $8.7 million and $2.0 million in stock-based compensation during the nine months ended September 30, 2026 and 2025, respectively, of which the Company capitalized $1.4 million and $0.2 million, respectively, for the development of internal-use software.

Stock Options
As of September 30, 2026, all outstanding options were fully vested and generally expire ten years from the date of grant.
A summary of stock option activity under the Company’s equity plans and related information is as follows:

	Outstanding stock options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2025	4,498,025	$8.42
Options granted	—	$—
Options exercised	(1,490,078)	$4.83
Options canceled	(159,280)	$12.38
Balance as of September 30, 2026	2,848,667	$10.07	3.86	$18,154
Vested and exercisable as of September 30, 2026	2,848,667	$10.07	3.86	$18,154
The intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was $11.8 million and $4.7 million, respectively.
2021 ESPP
The Company recorded stock-based compensation under the 2021 ESPP of $0.6 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, of which the Company capitalized $0.1 million and an immaterial amount in each period for the development of internal-use software. The Company recorded stock-based compensation under the 2021 ESPP of $1.7 million for each of the nine months ended September 30, 2026 and 2025, respectively, of which the Company capitalized $0.3 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively, for the development of internal-use software.
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the 2021 ESPP was $0.8 million and is expected to be recognized over a weighted average period of 0.6 years.

The following table summarizes the Black-Scholes option pricing model used in estimating the fair value of the stock purchase rights under the 2021 ESPP during the second quarter of 2026 and 2025.

	2026	2025
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	75% - 85%	61% - 70%
Risk-free interest rate	3.75% - 4.04%	3.97% - 4.32%
Expected dividend yield	—%	—%
Total Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$425	$318	$1,414	$1,170
Research and development	2,422	2,564	8,729	9,303
Sales and marketing	2,057	1,230	5,790	4,908
General and administrative	2,759	1,333	7,787	4,727
Total stock-based compensation expense	$7,663	$5,445	$23,720	$20,108
During the three and nine months ended September 30, 2026, the Company capitalized $1.1 million and $3.4 million, respectively, of stock-based compensation for the development of internal-use software. During the three and nine months ended September 30, 2025, the Company capitalized $0.5 million and $2.0 million, respectively.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The Company uses the treasury stock method to determine the potentially dilutive common stock equivalents of the Company’s stock options, warrants, share purchase rights pursuant to the Company’s 2021 ESPP, shares issuable under the Company’s bonus plans, and unvested RSUs, PSUs, RSUs subject to cash-settlement election. The Company uses the more dilutive of the if-converted method or the two class method to determine the potential dilutive effect of convertible notes. The Capped Calls are antidilutive and are excluded from diluted EPS.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss and comprehensive loss attributable to common stockholders	$(2,364)	$(3,778)	$(13,600)	$(20,199)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding, basic and diluted	62,536,342	56,977,764	60,885,388	55,557,541
Net loss per share attributable to common stockholders – basic and diluted	$(0.04)	$(0.07)	$(0.22)	$(0.36)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	3,960,872	1,551,288	3,584,279	2,858,871
PSUs	1,208,562	—	407,897	—
RSUs subject to cash-settlement election	55,957	—	29,934	—
Customer warrants	4,194,876	—	1,644,146	—
Stock options	2,358,605	3,680,074	2,675,003	3,881,504
Shares underlying the conversion option in the Notes	3,788,048	—	1,276,558	—
Shares issuable pursuant to the 2021 ESPP	817,829	995,964	1,048,352	1,227,136
Bonus Plan	458,736	—	510,684	62,965

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
Restructuring costs related to the 2025 Restructuring and Transformation Plan for the three and nine months ended September 30, 2026 and from the inception of the plan through September 30, 2026 were as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	From Inception Through September 30, 2026

Workforce reduction	$1,089	$2,232	$3,202
Impairment loss on right-of-use asset(1)	—	—	901
Other transformation costs	634	3,003	3,670
Total restructuring costs	$1,723	$5,235	$7,773
________________
(1) The impairment loss relates to the Company’s exit from its corporate headquarters facility.
The following table presents the restructuring costs as reported in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Restructuring Costs
Cost of revenue	$114	$486
Research and development	850	1,017
Sales and marketing	292	2,048
General and administrative	467	1,684
Total	$1,723	$5,235

The following table presents the stock-based compensation costs related to the Company’s restructuring activity as reported in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026

Stock-based Compensation
Sales and marketing	$40	$145
General and administrative	319	800
Total	$359	$945

As of September 30, 2026, the Company expects to incur additional charges of approximately $0.9 million to $2.0 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $0.2 million and other business transformation costs.

The following table summarizes liabilities incurred under the 2025 Restructuring and Transformation Plan that are included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheet (in thousands):

	Workforce Reduction	Transformation	Total
Balance as of December 31, 2025	$510	$165	$675
Charges incurred	2,232	3,003	5,235
Noncash charges	(118)	(1,212)	(1,330)
Cash payments during the period	(2,153)	(1,896)	(4,049)
Balance as of September 30, 2026	$471	$60	$531
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

In the second quarter of 2025, the Company recorded a $0.1 million credit to the estimated severance and benefits costs and an incremental impairment charge of $0.1 million related to the execution of the sublease of the Company’s corporate headquarters. No other restructuring charges were recognized under the 2024 Restructuring Plan during the three and nine months ended September 30, 2026 and 2025.
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

Measure of Segment Assets
The CODM reviews asset information on a consolidated basis; accordingly, the measure of segment assets is total consolidated assets as reported on the condensed consolidated balance sheet.
Measure of Segment Profit or Loss
The key GAAP measure of segment profit or loss utilized by the CODM is consolidated net income (loss), which is presented on the consolidated statements of operations and comprehensive loss, and is used to monitor budget versus actual results.
Significant Segment Expenses

The CODM also evaluates operating performance using adjusted research and development, adjusted sales and marketing, and adjusted general and administrative (collectively, “adjusted operating expenses”) and adjusted cost of revenue that the Company defines as each respective GAAP expense category excluding stock-based compensation expense, depreciation and amortization, restructuring costs, and other non-recurring charges. These adjusted expense measures provide the CODM with greater transparency into the underlying trends in the Company’s business by facilitating period-to-period comparisons of its ongoing cost structure, excluding the impact of certain non-cash or non-recurring items that may not be indicative of the Company’s operating performance. These measures are intended to assist in forecasting and budgeting, in order to inform resource-allocation decisions. The table below presents adjusted cost of revenue and each adjusted operating expense as well as the items excluded from each adjusted measure for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Revenue	$46,654	$37,162	$128,033	$108,073
Adjusted cost of revenue	8,835	7,803	25,178	22,550
Adjusted research and development	8,018	8,377	23,746	25,306
Adjusted sales and marketing	8,392	7,741	23,455	23,492
Adjusted general and administrative	6,232	4,854	17,536	15,376
Depreciation	4,601	3,287	12,384	11,640
Amortization(1)	2,959	2,757	8,661	7,642
Stock-based compensation(2)	7,304	5,445	22,775	20,108
Restructuring costs(3)	1,723	—	5,235	(66)
Other segment items(4)	954	676	2,663	2,224
Net loss and comprehensive loss	$(2,364)	$(3,778)	$(13,600)	$(20,199)
________________
(1) $0.1 million and $0.4 million of amortization expense for the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above.
(2) $0.4 million and $0.9 million of stock-based compensation expense for the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above.
(3) To conform to current period presentation, nominal amounts of restructuring charges that were previously included in other segment items are presented in "Restructuring costs" for the three and nine months ended September 30, 2025.
(4) Other segment items include investment income, interest expense, foreign exchange (gain) loss, impairment of long-lived assets, litigation settlement costs, and income tax provision.

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
Our mission is to make customers successful by solving their toughest data storage challenges. We aim to achieve this mission through purpose-built software and operational expertise that together enable a cloud storage solution optimized for price-to-performance at scale. By substantially reducing the cost, complexity and frustration of storing, using, and protecting data, we empower customers to focus on their core business operations. Customers use us to support AI workflows, help ensure the cyber-resilience of their organizations, streamline media workflows, and enable a variety of other data-focused application and information technology needs. More recently, some companies, especially neoclouds, have integrated Backblaze to offer or enhance cloud storage for their customers. They choose Backblaze for our software and operational experience that together provide a capacity tier of storage that can scale with a business's growth without sacrificing performance or economics. Through these companies, Backblaze is supporting the storage needs of the global data center and compute infrastructure buildout the industry is experiencing today.
Backblaze has multiple go-to-market motions. Through our blog and culture of transparency, we have built a community of millions of readers and brand advocates. Our direct sales activities, channel and technology partners, and referrals from our community of brand advocates, combined with our self-serve customer acquisition model have allowed us to attract over 500,000 customers as of September 30, 2026. Our direct sales activities have also supported our efforts to acquire larger customers, including AI builders and leading neocloud and AI infrastructure platforms. As we continue expanding and accelerating our movement up-market, we expect our direct sales activities to increasingly contribute to the acquisition of customers like these. Customers use the Backblaze Storage Cloud platform across more than 175 countries to store and protect their data with an aggregate of more than 6 billion gigabytes of data storage under management.
Our Backblaze Storage Cloud provides a platform that is the foundation for our B2 Cloud Storage IaaS offering and our Computer Backup Software-as-a-Service (“SaaS”) offering, which automatically backs up data from laptops and desktops for businesses and individuals and offers easily understood primarily flat-rate pricing to continuously back up a virtually unlimited amount of data. Building on B2 Cloud Storage, we offer B2 Overdrive, our high-performance offering; Powered by Backblaze, our embedded white-label, cloud storage program; and B2 Neo, our white-label offering for neocloud platforms.
B2 Cloud Storage enables customers to store data, AI platform providers to deliver new services, developers to build applications, and partners to expand their use cases. The amount of data stored in this cloud service can scale up and down as needed, on a pay-as-you-go basis or can be paid for on a capacity or committed contract basis for greater predictability. B2 Overdrive, Powered by Backblaze, and B2 Neo are all built on the foundation of B2 Cloud Storage. B2 Overdrive enables AI and data-driven workloads with up to 1 Tbps throughput, unlimited free egress, and private networking support. Powered by Backblaze enables platforms to bolster existing products or expand their product offerings with cloud storage via the Backblaze Partner API and custom domains technology. B2 Neo enables neocloud platforms to offer native, branded object storage alongside their GPU and compute services.
To continue expanding and accelerating our movement up-market and aligning to emerging AI-related opportunities, we introduced B2 Neo and Flamethrower in 2026 as complementary initiatives to expand our presence across the AI ecosystem. B2 Neo supports our strategy of establishing relationships with neocloud platforms, while Flamethrower, our founder-first startup program, is designed to engage AI developers, builders, and entrepreneurs early in their development. Together, these initiatives support our strategy of pursuing large AI platform relationships while cultivating a pipeline of future customers through our self-serve model.

CoreWeave Agreement

In June 2026, we entered into a multi-year Master Strategic Agreement with CoreWeave, Inc. (“CoreWeave”), a leading AI cloud platform provider, under which we will provide committed B2 Cloud Storage capacity and managed storage on CoreWeave’s infrastructure (the “CoreWeave Agreement”). The two initial order forms under the agreement have terms of five and seven years, respectively, and an aggregate estimated total contract value of approximately $335.1 million, less approximately $21.7 million attributable to the fair value of warrants issued to the customer. We view this agreement as a significant example of the value Backblaze provides to neoclouds and in the AI infrastructure ecosystem.

May 2026 Price Increase
Effective May 1, 2026, we implemented changes to the pricing of our B2 Cloud Storage offering, including an increase in the pay-as-you-go storage rate from $6.00 to $6.95 per terabyte per month and the elimination of API transaction fees.

2025 Restructuring and Transformation Plan

In November 2025, we initiated a restructuring and transformation plan designed primarily to improve the effectiveness and efficiency of our sales and marketing functions and enhance the pace of product innovation in support of our go-to-market objectives (the “2025 Restructuring and Transformation Plan”). The 2025 Restructuring and Transformation Plan includes the redesign and implementation of new strategies and processes, organizational realignment and reallocation of resources, and other corporate actions. From inception to date, we have incurred charges of approximately $7.8 million, including employee termination expenses, an impairment charge related to our exit from our corporate headquarters facility, and other transformation costs. For the three and nine months ended September 30, 2026, we have incurred charges of approximately $1.7 million and $5.2 million, respectively, primarily related to employee termination expenses and other transformation costs.

We expect to incur additional charges of approximately $0.9 million to $2.0 million through the first quarter of 2027, at which time the 2025 Restructuring and Transformation Plan is expected to be completed. These charges include estimated employee termination expenses of approximately $0.2 million and other business transformation costs.

Convertible Senior Notes

On August 24, 2026, we issued $201.3 million aggregate principal amount of 0.00% convertible senior notes with a maturity date of August 15, 2031 (the “Notes”), in a private placement to qualified institutional buyers, which included the full exercise by the initial purchasers of their option to purchase an additional $26.3 million aggregate principal amount of Notes. We received net proceeds of approximately $194.3 million, after deducting debt issuance costs. We used $17.5 million of the net proceeds to pay the cost of separately negotiated capped call transactions and intend to use the remainder for general corporate purposes, including capital expenditures. The Capped Calls are generally expected to reduce potential dilution of our Class A common stock upon conversion of the Notes and/or offset cash payments we may be required to make in excess of the principal amount of converted Notes, in each case subject to a cap.

Factors Affecting Our Performance
We believe that the future growth and performance of our business will depend on several factors, including the following:
Execution of Our Go-to-Market Transformation
In the second half of 2025, we initiated a multi-faceted go-to-market transformation designed to scale our business more efficiently and further accelerate our movement up-market. These efforts have provided a foundation for our current go-to-market strategy, which includes scaling our direct sales organization, enhancing our marketing and demand generation capabilities, and driving expansion within our existing customer base.
We are continuing to optimize our direct sales organization to focus on larger customer opportunities and strategic accounts, while continuing to grow business in traditional segments. Our refined go-to-market motion is designed to improve sales productivity while preserving the cost-efficient self-serve model that has historically supported our customer acquisition. We believe effective execution of this transformation will continue to improve customer acquisition efficiency, increase average contract values, and drive long-term revenue growth.
Additionally, we are investing in targeted marketing initiatives including account-based marketing, digital advertising, industry events, and content programs anchored by our blog, case studies, and earned media to increase brand awareness and perceived relevance in modern architectures, improve conversion rates, and pursue higher-value prospects.
Finally, we are focused on expanding revenue within our current customer base by introducing new features and addressing new use cases, continuing enhancement of our Customer Success programs under new leadership, and benefitting from natural growth of customer data stored on our platform. Customers continue to broaden their use of Backblaze across traditional and emerging workloads, including increasingly data-intensive AI use cases, media storage, hybrid cloud support, and analytics repositories.
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
AI Infrastructure
B2 Neo, our white-label cloud object storage solution, is designed to serve neocloud platforms, which deliver GPU and other compute capacity to their end users. B2 Neo enables these platforms to offer native, branded object storage as a new service to their end customers. The neocloud market is projected to grow from $35 billion this year to over $236 billion by 2031, driven almost entirely by demand for AI compute. As customers increasingly seek full-stack cloud platforms rather than raw GPU capacity alone, object storage is a critical data foundation these enterprise customers require. While some neoclouds have some level of object storage offering today, B2 Neo provides neoclouds with a scalable capacity storage tier, where data from a flash tier (the low-latency tier that GPUs require to function at optimal levels) can be moved when it’s not being utilized in an active model training run. What differentiates B2 Neo in the space is its ability to scale without sacrificing performance or economics. The value this provides to these companies includes more functional capacity in the flash tier, better margins for their storage products, and a solution that can be operationalized now, rather than spending years developing those capabilities in-house.
AI Builders
Beyond neoclouds, Backblaze also serves a new and evolving class of businesses across generative AI, physical AI, and data providers. These companies gather data for their own use or for sale; process that data and distribute it to GPUs to train models; create checkpoints, logs, and other artifacts as they iterate on those models; and run those models to generate outputs through inference. At every stage, these companies need scalable, high-performance object storage with predictable economics and select B2 Cloud storage to serve these needs.

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
Continued Investment in Our Platform
We remain committed to continued investment in our technology platform to meet the performance, durability, security, compliance, and integration requirements of modern enterprise and AI workloads. This includes continued development of our core B2 Cloud Storage platform, B2 Overdrive, B2 Neo, partner APIs, TypeScript and Genblaze SDKs, AI agent tools, custom domains technology, private networking support, managed storage capabilities, and other platform features designed to support data-intensive use cases. As part of these efforts, we recently launched our Agentic MCP Server, designed to facilitate interactions between AI agents and our platform. Developers increasingly use AI coding agents to assist in building applications that rely on foundational services, including storage. We believe this continued focus on enhancing our core platform is critical to supporting existing customers, driving increased usage over time, and enabling larger strategic relationships.
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
International Expansion
While our sales and marketing efforts have primarily focused on the United States, our existing customer base spans more than 175 countries, with 28% of our total revenue originating outside of the United States for both the nine months ended September 30, 2026 and 2025. We believe international expansion may represent a meaningful opportunity. We may invest in our operations internationally to reach new customers by expanding into targeted key geographies where we believe there are opportunities for significant return on investment.

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

	September 30,
	2026	2025
B2 Cloud Storage
Net revenue retention rate(1)	115%	116%
Gross customer retention rate	89%	89%
Annual recurring revenue(2) (in millions)	$126.8	$82.8

Computer Backup
Net revenue retention rate(1)	94%	96%
Gross customer retention rate	91%	90%
Annual recurring revenue(2) (in millions)	$63.9	$65.5

Total Company
Net revenue retention rate(1)	105%	107%
Gross customer retention rate	91%	91%
Annual recurring revenue(2) (in millions)	$190.7	$148.3
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
Net Revenue Retention Rate
We believe the growth in the use of our platform by our existing customers is an important measure of the health of our business and our future growth prospects. We measure this growth by monitoring our overall net revenue retention rate, which measures our ability to retain and expand revenue from existing customers. The enhancement of our B2 Cloud Storage offerings is driving significant revenue retention, resulting in NRRs of 115% and 116% as of September 30, 2026 and September 30, 2025, respectively. The decrease in the NRR for Computer Backup reflects the prior-year period benefit from the phased impact of earlier price increases on renewing subscriptions, whereas pricing was stabilized in the NRR beginning in 2026.
To calculate NRR for a specific quarter, we determine the revenue recognized in that quarter from customers who generated revenue during the last month of the same quarter of the previous year. This revenue is then divided by the revenue generated from those same customers in the prior year quarter.
Gross Customer Retention Rate
We use gross customer retention rate to measure our ability to retain our customers. Our gross customer retention rate reflects only customer losses and does not reflect the expansion or contraction of revenue we earn from our existing customers. As of September 30, 2026 and 2025, gross customer retention rates across our revenue products were approximately 91% for both periods, equivalent to approximately ten years of customer retention. We believe our high gross customer retention rates demonstrate that we provide a vital service to our customers, as the vast majority of our customers tend to continue to use our platform from one period to the next.
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
While ARR is not a guarantee of future revenue, we consider substantially all of our revenue as recurring in nature for the periods presented. As noted above, our gross customer retention rate has been consistent over the periods presented at approximately 91%. Although B2 Cloud Storage is generally consumption-based and paid for by customers in arrears, we recognize revenue in the month these storage services are delivered and consider this revenue recurring as customers are charged as long as their data is stored with us. Further, during the periods presented, customers who store data with us generally increase the amount of their data stored over time, as evidenced by our B2 Cloud Storage NRR rate of 115% as of September 30, 2026. Computer Backup (subscription-based arrangements) revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service commences, provided that all other revenue recognition criteria have been met. See Note 2 to our audited consolidated financial statements included in our Annual Report for details on our revenue recognition policy. Additional limitations of ARR include the fact that consumption-based revenue is not guaranteed for future periods, although we believe that our high historic gross customer retention rate supports the recurring nature of ARR, and the fact that our subscription terms can be on a monthly basis, although the significant majority of our customers have subscription terms of one year or longer during the periods presented above.
Changes to recurring revenue may result from the expansion of our offerings to our existing customers, as well as new customer acquisition and the timing of customer renewals. Our ARR increased by $44.0 million for B2 Cloud Storage as of September 30, 2026 compared to September 30, 2025, representing 53% growth. The increase in B2 Cloud Storage ARR was primarily driven by revenue recognized from new enterprise customer engagements, as well as the May 2026 price increase. ARR for Computer Backup experienced a decline of $1.6 million compared to the prior year, but continues to serve as a stable source of recurring revenue, supported by multi-year subscription commitments and increased demand from business environments.
Key Components of Results of Operations
Revenue
We generate revenue primarily from our B2 Cloud Storage and Computer Backup cloud services offered on our platform. Our platform is offered to customers primarily through two pricing models: consumption- or committed-contract basis for B2 Cloud Storage, and subscription-based arrangements primarily for Computer Backup. Our subscription arrangements generally range in duration from one month to five years, for which we bill our customers up front for the entire period.
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

We expect our go-to-market strategy and recently entered customer contracts to support continued growth in B2 Cloud Storage revenue over time. Revenue contributions from our larger AI infrastructure agreements were minimal in the third quarter of 2026 and are expected to become meaningful beginning in the first quarter of 2027. The pace and magnitude of this growth will depend on the execution of our go-to-market initiatives, customer deployment schedules and usage levels, and the commencement of contracted services.
We recently began offering committed storage capacity and managed storage. Under committed-capacity arrangements, the provision of reserved storage capacity over the contractual term represents a single performance obligation that is satisfied over time as the capacity is made available to the customer. Revenue is recognized under these arrangements using an output method based on the proportion of contracted storage capacity made available, which reflects the transfer of services to the customer. Under managed storage arrangements, the Company evaluates contract terms to identify one or more distinct performance obligations, which are satisfied either over time as services are rendered or at a point in time upon transfer of control. Revenue recognition commences when the related managed storage become available to the customer, and either the applicable minimum contract commitment begins or the storage capacity is deployed. To date, the Company has not generated revenue from managed storage arrangements and does not anticipate recognizing revenue from these offerings during fiscal 2026.
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
We plan to continue investing in our infrastructure to support the growth of our business. These investments include the expansion of our data center footprint and capacity, the purchase and expansion of infrastructure equipment and related depreciation, as well as software development activities and associated amortization. These investments may also be affected by higher equipment prices and supply chain constraints, which could adversely affect our gross margin. Because these costs are often incurred ahead of revenue generation, delays in realizing anticipated revenue or fluctuations in the timing of revenue could adversely affect our gross margin from period to period.
During the second quarter of 2025, we completed a study that resulted in an extension of the useful lives of certain infrastructure equipment. The change in estimate reduced depreciation expense by approximately $0.9 million for the nine months ended September 30, 2026 compared with the prior-year period, reflecting the benefit recognized in the first quarter of 2026.
Operating Expenses
The most significant components of our operating expenses are personnel costs, which consist of salaries, benefits, bonuses, and stock-based compensation. We expect our operating expenses, excluding depreciation, amortization, restructuring charges, and stock-based compensation expenses, to remain relatively flat in 2026 compared to 2025, as efficiencies from our 2025 restructuring activities offset increased research and development investments, higher sales and marketing expenses related to initiatives supporting business growth, and other growth-related costs.
Research and Development
Research and development expenses consist primarily of our investments in personnel, infrastructure engineering, technology tooling and computational resources (including AI), as well as an allocation of certain facility and IT-related expenses. We capitalize the portion of our software development costs that meets the criteria for capitalization.
We expect our investments in research and development to increase in absolute dollars for the foreseeable future as we continue to add new features to our platform, integrate advanced technologies such as AI into our development lifecycle, further enhance our cloud service offerings, and increase the functionality of our existing features. Our research and development expenses may fluctuate as a percentage of total revenue from period to period due to the timing, nature, and extent of these expenses.

Sales and Marketing
Sales and marketing expenses include the cost of personnel focused on developing and executing selling and marketing activities. Sales and marketing expenses also include program investments related to advertising, demand generation, brand awareness activities, sales commissions paid to our employees, and an allocation of our general overhead expenses.
Sales and marketing expenses also reflect ongoing investments in sales initiatives, including supplementing our self-serve model with a direct sales approach, expanding our partner ecosystem, building our lead generation and brand awareness, and sponsoring marketing events. We expect sales and marketing expenses to increase in absolute dollars as we continue to make targeted investments in key go-to-market initiatives to support business growth.
General and Administrative
General and administrative expenses consist primarily of personnel costs for our accounting, finance, legal, security, human resources, and administrative support personnel and executives. General and administrative expenses also include costs related to legal and other professional services fees, sales and other taxes, depreciation and amortization, and an allocation of our general overhead expenses. While we expect general and administrative expenses to increase in absolute dollars as our business scales, we anticipate that these costs will modestly decline as a percentage of revenue as growth in our revenue base outpaces the incremental administrative costs required to support our business.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations and comprehensive loss data for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
	(dollars in thousands)
Revenue	$46,654	100%	$37,162	100%	$128,033	100%	$108,073	100%
Cost of revenue	16,816	36%	14,091	38%	47,832	37%	42,705	40%
Gross profit	29,838	64%	23,071	62%	80,201	63%	65,368	60%
Operating expenses:
Research and development	11,346	24%	11,235	30%	33,634	26%	34,968	32%
Sales and marketing	10,739	23%	8,996	24%	31,238	24%	28,431	26%
General and administrative	9,163	20%	6,350	17%	26,266	21%	20,490	19%
Total operating expenses	31,248	67%	26,581	72%	91,138	71%	83,889	78%
Loss from operations	(1,410)	(3)%	(3,510)	(9)%	(10,937)	(9)%	(18,521)	(17)%
Investment income	1,024	2%	477	1%	1,809	1%	1,510	1%
Interest expense	(1,981)	(4)%	(934)	(3)%	(4,453)	(3)%	(2,667)	(2)%
Other income (expense), net	63	—%	189	1%	109	—%	(437)	—%
Loss before provision for income taxes	(2,304)	(5)%	(3,778)	(10)%	(13,472)	(11)%	(20,115)	(19)%
Income tax provision	60	—%	—	—%	128	—%	84	—%
Net loss and comprehensive loss	$(2,364)	(5)%	$(3,778)	(10)%	$(13,600)	(11)%	$(20,199)	(19)%

The following table includes stock-based compensation, depreciation and amortization, and restructuring charges as they are included in the results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock-based compensation(1)
Cost of revenue	$425	$318	$1,414	$1,170
Research and development	2,422	2,564	8,729	9,303
Sales and marketing	2,017	1,230	5,645	4,908
General and administrative	2,440	1,333	6,987	4,727
Total stock-based compensation	$7,304	$5,445	$22,775	$20,108

Depreciation and amortization
Cost of revenue(2)	$7,442	$5,970	$20,754	$18,998
Research and development	56	36	142	135
Sales and marketing	38	25	90	95
General and administrative	24	13	59	54
Total depreciation and amortization	$7,560	$6,044	$21,045	$19,282

Restructuring charges
Cost of revenue	$114	$—	$486	$(13)
Research and development	850	—	1,017	(34)
Sales and marketing	292	—	2,048	(64)
General and administrative	467	—	1,684	45
Total restructuring charges	$1,723	$—	$5,235	$(66)
________________
(1) $0.4 million and $0.9 million of stock-based compensation expense incurred during the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above, including an immaterial amount and $0.1 million, respectively, related to sales and marketing costs, and $0.3 million and $0.8 million, respectively, related to general and administrative costs. For further information on our restructuring plans, see Note 14 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
(2) $0.1 million and $0.4 million of depreciation and amortization expense recorded to cost of revenue for the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
B2 Cloud Storage revenue	$30,478	$20,699	$9,779	47%	$79,484	$58,588	$20,896	36%
Computer Backup revenue	16,176	16,463	(287)	(2)%	48,549	49,485	(936)	(2)%
Total revenue	$46,654	$37,162	$9,492	26%	$128,033	$108,073	$19,960	18%
Total revenue increased by $9.5 million, or 26%, for the three months ended September 30, 2026 compared to the same period in 2025.
Primary factors influencing the $9.8 million, or 47%, increase in B2 Cloud Storage revenue include the following:
•a $6.7 million increase in sales to new customers;
•a $2.5 million increase due to the price increase effective May 2026; and
•a $0.6 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers.
Primary factors influencing the $0.3 million decrease in Computer Backup revenue include the following:
•a $0.6 million decrease from a decline in license counts; and
•a $0.3 million increase driven by increased utilization by existing customers.
Total revenue increased by $20.0 million, or 18%, for the nine months ended September 30, 2026 compared to the same period in 2025.
Primary factors influencing the $20.9 million, or 36%, increase in B2 Cloud Storage revenue include the following:
•a $13.9 million increase in sales to new customers;
•a $3.0 million increase driven by higher storage usage as a result of upselling and organic growth by existing customers; and
•a $4.0 million increase due to the price increase effective May 2026.
Primary factors influencing the $0.9 million decrease in Computer Backup revenue include the following:
•a $2.2 million decrease from a decline in license counts;
•a $0.9 million increase driven by increased utilization by existing customers; and
•a $0.4 million increase from the phased impact of earlier price increases on renewing subscriptions.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$16,816	$14,091	$2,725	19%	$47,832	$42,705	$5,127	12%
Gross margin	64%	62%			63%	60%
Cost of Revenue
Primary factors influencing the $2.7 million, or 19%, increase in cost of revenue for the three months ended September 30, 2026 compared to the same period in 2025 include the following:
•a $1.2 million increase in depreciation expense associated with infrastructure equipment placed in service to support the increased demand in storage capacity;
•a $0.9 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support the increased demand in storage capacity;
•a $0.3 million increase in amortization expense, including $0.2 million related to capitalized investments in platform enhancements and new software features and $0.1 million related to our restructuring activities;
•a $0.2 million increase in baseline operating spend; and
•a decrease of $0.2 million in personnel-related costs, including a $0.3 million decrease in personnel-related costs resulting from lower headcount following our recent restructuring and ongoing efficiency initiatives, partially offset by a $0.1 million increase in personnel-related costs associated with the expansion of our international headcount employed through third party employers of record (“EORs”).
Primary factors influencing the $5.1 million, or 12%, increase in cost of revenue for the nine months ended September 30, 2026 compared to the same period in 2025 include the following:
•a $2.4 million increase primarily reflecting incremental rent and facility costs associated with expanding our data center footprint to support the increased demand in storage capacity;
•a $1.0 million increase in amortization expense related to capitalized investments in platform enhancements and new software features;
•a $0.7 million increase in depreciation expense, which includes a $1.6 million increase associated with infrastructure equipment placed in service to support the increased demand in storage capacity, partially offset by a $0.9 million decrease primarily due to the extension of the useful life of our infrastructure equipment;
•a $0.5 million increase due to increases of $0.4 million in amortization expense and $0.1 million in workforce reduction costs related to our restructuring activities;
•a $0.5 million increase in baseline operating spend primarily higher card processing fees on increased revenue;
•a $0.3 million increase in stock-based compensation expense, including an increase of $0.5 million related to our 2026 bonus plan, and a decrease of $0.2 million primarily related to the timing of award grants; and
•a decrease of $0.3 million in personnel-related costs, including a $0.5 million decrease due to lower headcount following our recent restructuring and ongoing efficiency initiatives, partially offset by a $0.2 million increase associated with the expansion of our international headcount employed through EORs.
Gross Margin
Gross margin increased to 64% for the three months ended September 30, 2026 from 62% for the same period in 2025, and to 63% for the nine months ended September 30, 2026 from 60% for the same period in 2025. The increase in our gross margin was primarily driven by higher revenue outpacing increases in fixed costs, partially offset by increased variable and facility costs associated with the expansion of our data center spaces.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$11,346	$11,235	$111	1%	$33,634	$34,968	$(1,334)	(4)%
Sales and marketing	$10,739	$8,996	$1,743	19%	$31,238	$28,431	$2,807	10%
General and administrative	$9,163	$6,350	$2,813	44%	$26,266	$20,490	$5,776	28%
Primary factors influencing the change in operating expenses for the three months ended September 30, 2026 compared to the same period in 2025 include the following:
Research and Development
•a net increase of $0.2 million in personnel-related costs, driven by an increase of $0.9 million in workforce reduction costs related to our restructuring activities and $0.5 million associated with the expansion of our international headcount employed through EORs, partially offset by a decrease of $0.6 million related to higher capitalization of internally developed software resulting from the timing and level of qualifying development activities and $0.6 million decrease in personnel-related costs from lower headcount; and
•a net decrease of $0.1 million in stock-based compensation expense, driven by a decrease of $0.6 million due to higher capitalization of personnel costs related to internally developed software and $0.8 million primarily related to the timing of award grants and a reduction in headcount, partially offset by an increase of $1.3 million related to our 2026 bonus plan.
Sales and Marketing
•an increase of $0.8 million in stock-based compensation related to our 2026 bonus plan;
•an increase of $0.5 million in advertising and marketing costs primarily associated with paid search advertising, sponsorships and trade shows; and
•an increase of $0.3 million in workforce reduction costs related to our restructuring activities.
General and Administrative
•an increase of $1.1 million in stock-based compensation expense, including $0.8 million related to our 2026 bonus plan and $0.3 million primarily related to performance-based restricted stock units awarded during the period partially offset by a reduction in headcount following our recent restructuring and ongoing efficiency initiatives;
•an increase of $0.6 million in professional and legal fees related to ongoing corporate and governance activities;
•an increase of $0.5 million to support our go-to-market transformation initiatives;
•an increase of $0.5 million in other operating expenses, primarily reflecting higher consulting costs and changes in other operating gains and losses;
•an increase of $0.6 million in personnel-related costs, including $0.4 million primarily related to higher cash bonus expense related to our 2026 bonus plan and $0.2 million associated with the expansion of our international headcount employed through EORs; and
•a decrease of $0.5 million in rent and other occupancy costs resulting from the sublease of our corporate office.
Primary factors influencing the change in operating expenses for the nine months ended September 30, 2026 compared to the same period in 2025 include the following:
Research and Development
•a net decrease of $0.7 million in personnel-related costs, including decreases of $1.8 million due to higher capitalization of internally developed software costs reflecting the timing and level of qualifying development activities and $1.0 million decrease in personnel-related costs resulting from lower headcount, partially offset by increases of $1.1 million in workforce reduction costs related to our restructuring activities and $1.0 million associated with the expansion of our international headcount employed through EORs; and
•a net decrease of $0.5 million in stock-based compensation expense, including decreases of $2.5 million primarily related to the timing of award grants and a reduction in headcount and $1.4 million due to higher capitalization of personnel costs related to internally developed software, partially offset by an increase of $3.4 million related to our 2026 bonus plan.

Sales and Marketing
•an increase of $2.2 million in restructuring costs, including $1.2 million to support our go-to-market transformation initiatives and $1.0 million in workforce reduction costs;
•an increase of $1.3 million in stock-based compensation related to our 2026 bonus plan;
•a net increase of $0.8 million in advertising and marketing costs, including an increase of $1.2 million primarily associated with paid search advertising, sponsorships and trade shows, partially offset with a decrease of $0.4 million in commissions paid to marketing affiliates;
•a $0.4 million increase in baseline operating spend; and
•decreases of $1.4 million and $0.6 million in personnel-related expenses and stock-based compensation, respectively, primarily related to a reduction in headcount following our recent restructuring and ongoing efficiency initiatives.
General and Administrative
•an increase of $2.3 million in stock-based compensation expense, including increases of $1.6 million related to our 2026 bonus plan and $0.7 million primarily related to performance-based restricted stock units awarded during the period partially offset by a reduction in headcount following our recent restructuring and ongoing efficiency initiatives;
•an increase of $1.7 million in restructuring costs, including increases of $0.4 million in workforce reduction costs and $1.3 million to support our go-to-market transformation initiatives;
•an increase of $1.1 million in professional and legal fees related to ongoing corporate and governance activities;
•an increase of $0.6 million in other operating expenses, primarily reflecting higher consulting costs and changes in other operating gains and losses;
•an increase of $0.5 million associated with the expansion of our international headcount employed through EORs; and
•a decrease of $0.5 million in rent and other occupancy costs resulting from the sublease of our corporate office.

Investment Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Investment income	$1,024	$477	$547	115%	$1,809	$1,510	$299	20%

Investment income increased for the three and nine months ended September 30, 2026 compared to the same period in 2025 primarily due to interest earned on the net proceeds of the August 2026 convertible senior notes invested in money market funds, U.S. treasury securities and commercial paper.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(dollars in thousands)				(dollars in thousands)
Interest expense	$(1,981)	$(934)	$(1,047)	(112)%	$(4,453)	$(2,667)	$(1,786)	(67)%
Interest expense increased for the three and nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a higher volume of finance leases, reflecting continued investment in data center infrastructure, and amortization of debt issuance costs.

Other Income (Expense), Net
The change in other income (expense), net was attributable to foreign currency transaction gains and losses, which fluctuate based on changes in exchange rates between the U.S. dollar and foreign currencies.
Income Tax Provision
Our provision for income taxes was immaterial for the three and nine months ended September 30, 2026 and 2025.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we provide investors with non-GAAP financial measures including adjusted gross profit (and margin), adjusted EBITDA, adjusted EBITDA margin, each as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.
Adjusted Gross Profit and Adjusted Gross Margin
We believe adjusted gross profit (and margin), when taken together with our GAAP financial results, provides a meaningful assessment of our performance, and is useful to us for evaluating our ongoing operations and for internal planning and forecasting purposes.
We define adjusted gross profit as gross profit, excluding stock-based compensation expense, depreciation and amortization, and restructuring charges within cost of revenue. We define adjusted gross margin as adjusted gross profit as a percentage of revenue. We exclude stock-based compensation, which is non-cash, and restructuring charges because we do not consider these items as indicative of our core operating performance. We exclude depreciation expense of our property and equipment and amortization expense of capitalized internal-use software because these may not reflect current or future cash spending levels to support our business. We believe adjusted gross profit (and margin) provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations.
The following table presents a reconciliation of gross profit, the most directly comparable financial measure stated in accordance with GAAP, to adjusted gross profit (and margin), for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Gross profit	$29,838	$23,071	$80,201	$65,368
Adjustments:
Stock-based compensation	425	318	1,414	1,170
Depreciation and amortization(1)	7,442	5,970	20,754	18,998
Restructuring charges	114	—	486	(13)
Adjusted gross profit	$37,819	$29,359	$102,855	$85,523
Gross margin	64%	62%	63%	60%
Adjusted gross margin	81%	79%	80%	79%
________________
(1) $0.1 million and $0.4 million of amortization expense for the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation, interest expense, investment income, income tax provision, realized and unrealized gains and losses on foreign currency transactions, and certain non-recurring, infrequent items, and other items that we do not consider as indicative of our core operating performance, including litigation settlement costs, restructuring charges, stock-based consideration to a customer, impairment of long-lived assets, and other similar charges. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue for the period. We use Adjusted EBITDA and Adjusted EBITDA Margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA and Adjusted EBITDA Margin, when taken together with our GAAP financial results, provide meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA and Adjusted EBITDA Margin to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net loss and comprehensive loss	$(2,364)	$(3,778)	$(13,600)	$(20,199)
Adjustments:
Depreciation and amortization(1)	7,560	6,044	21,045	19,282
Stock-based compensation(2)	7,304	5,445	22,775	20,108
Interest expense and investment income, net	957	457	2,644	1,157
Income tax provision	60	—	128	84
Foreign exchange (gain) loss	(63)	(189)	(109)	437
Litigation settlement costs	—	150	—	288
Restructuring charges	1,723	—	5,235	(66)
Stock-based consideration to a customer	70	—	70	—
Impairment of long-lived assets	—	258	—	258
Adjusted EBITDA	$15,247	$8,387	$38,188	$21,349
Net loss and comprehensive loss margin	(5%)	(10%)	(11%)	(19%)
Adjusted EBITDA Margin	33%	23%	30%	20%
________________
(1) $0.1 million and $0.4 million of amortization expense for the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above.
(2) $0.4 million and $0.9 million of stock-based compensation expense for the three and nine months ended September 30, 2026, respectively, are classified as restructuring charges in the table above.

Liquidity and Capital Resources
General
Since inception, we have financed operations primarily through payments received from our customers and, in later periods, net proceeds from our public offerings and our August 2026 issuance of the Notes. As of September 30, 2026 and December 31, 2025, our principal sources of liquidity were cash, cash equivalents and marketable securities of $230.2 million and $51.4 million, respectively.
We believe that our existing cash, cash equivalents, and marketable securities, together with cash provided by operations, leasing capacity available under our existing lease agreements, and our revolving credit facility, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our material cash requirements include contractual and other obligations under our finance and operating lease agreements and purchase commitments as discussed below. Our future capital requirements will depend on many factors, including our total revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the potential expansion of our data center spaces, the price at which we are able to purchase or lease infrastructure equipment, the impact of inflation on interest rates, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. During the remainder of 2026 and in 2027, we expect to make significant investments in data center capacity and infrastructure equipment to support contracted demand from CoreWeave and other neocloud customers. We expect to fund these requirements using our existing liquidity, including net proceeds from the Notes, together with operating and finance lease arrangements. To pursue additional strategic growth opportunities, we may supplement our existing liquidity with borrowings under our revolving credit facility or additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
We maintain cash deposits in the United States, in Federal Deposit Insurance Corporation insured banks. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation.
Debt

Convertible Senior Notes

On August 24, 2026, we issued the Notes at par with an aggregate principal amount of $201.3 million and a maturity date of August 15, 2031. We received net proceeds from the issuance of the Notes of approximately $194.3 million, after deducting debt issuance costs. In conjunction with the issuance of the Notes, we entered into separately negotiated capped call transactions (the "Capped Calls") with certain financial institutions. The Capped Calls are generally expected to reduce potential dilution of our Class A common stock upon conversion of the Notes and/or offset cash payments we may be required to make in excess of the principal amount of converted Notes, in each case subject to a cap. We used $17.5 million of the net proceeds to pay the cost of the Capped Calls and intend to use the remainder for general corporate purposes, including capital expenditures.
See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Notes and the Capped Calls.

Revolving Credit Facility
We have a credit agreement, as amended (the “Credit Agreement”), with Citizens Bank, N.A. (the “Lender”), which includes a senior secured revolving credit facility with a total borrowing capacity of up to $50.0 million (the “Revolving Credit Facility”) for general corporate purposes and working capital needs. The Revolving Credit Facility includes a sub-limit of up to $3.0 million for the issuance of letters of credit and matures on April 30, 2030. As of September 30, 2026, we had no outstanding borrowings and no letters of credit under the Revolving Credit Facility and $50.0 million remained available for borrowing.
The Credit Agreement contains customary restrictive financial and operating covenants, including limitations on our ability to incur additional indebtedness, pay dividends, make certain investments, sell assets, repurchase shares up to $15.0 million in any fiscal year, and engage in other specified transactions. The Credit Agreement also requires us to comply with financial covenants on a quarterly basis, including (i) minimum liquidity of $30.0 million held on deposit with the Lender, over which we retain control and consider as cash and cash equivalents, (ii) a maximum total leverage ratio of 6.75 to 1.00 for the quarter ended September 30, 2026 and decreases over time to 3.75 to 1.00 for the quarter ending December 31, 2027 and thereafter, and (iii) a minimum fixed charge coverage ratio of 1.50 to 1.00 through the quarter ending March 31, 2027 and 1.65 to 1.00 for the quarter ending June 30, 2027 and thereafter.
The financial covenants use trailing twelve-month consolidated EBITDA, as defined under the Credit Agreement, which includes specified adjustments and exclusions. As a result, consolidated EBITDA as defined under the Credit Agreement may differ materially from Adjusted EBITDA as presented elsewhere in this report. The Credit Agreement requires us to maintain minimum liquidity of $30.0 million, a maximum total leverage ratio of 6.75 to 1.00 and a minimum fixed charge coverage ratio of 1.50 to 1.00 as of September 30, 2026. The leverage ratio requirement becomes more restrictive over time, while the minimum fixed charge coverage ratio increases to 1.65 to 1.00 beginning with the quarter ending June 30, 2027. As of September 30, 2026, we were in compliance with the covenants under the Credit Agreement.

For additional information regarding the Credit Agreement, including amendments entered into during 2026, see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Commitments
Finance Leases
We generally enter into finance lease arrangements to obtain hard drives and other infrastructure equipment for our data center operations. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our finance leases. The weighted average discount rate for finance leases was 12.5% as of September 30, 2026.
Operating Leases
We lease data center spaces and office space under non-cancelable operating leases with various expiration dates. The weighted average discount rate for operating leases was 6.8% as of September 30, 2026. See Note 8 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for our future minimum commitments related to our operating leases.
Purchase Commitments
In addition, we have non-cancelable commitments that relate primarily to service agreements to support our operations. As of September 30, 2026, we had $0.7 million, $2.3 million, $0.6 million, and $0.1 million payable for these commitments during the remainder of the year ending December 31, 2026 and the years ending December 31, 2027, 2028, and 2029, respectively.
Warrants
In connection with the CoreWeave Agreement, we issued CoreWeave two common stock purchase warrants to purchase an aggregate of 4,194,876 shares of our Class A common stock, consisting of an initial warrant to purchase 3,053,314 shares and an additional warrant to purchase 1,141,562 shares. Each warrant has an exercise price of $7.60 per share, subject to customary adjustments, and may be exercised for cash or on a cashless basis.
Share Repurchase Program
In August 2025, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $10.0 million of our Class A common stock through August 1, 2026. The program was intended to offset dilution resulting from stock-based compensation. Repurchases were funded from the proceeds of employee stock option exercises and from employee contributions under our 2021 Employee Stock Purchase Plan (the “2021 ESPP”).

During the nine months ended September 30, 2026, we repurchased a total of 314,265 shares of our Class A common stock for $1.4 million. The program terminated in accordance with its terms on August 1, 2026, at which time approximately $6.6 million remained unused under the authorization.
Cash Flows
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands, unaudited)
Net cash provided by operating activities	$22,789	$14,231
Net cash used in investing activities	$(31,205)	$(22,220)
Net cash provided by (used in) financing activities	$168,252	$(8,710)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for personnel-related expenses, sales and marketing expenses, infrastructure expenses, and overhead expenses.
For the nine months ended September 30, 2026, cash provided by operating activities was $22.8 million, which resulted from a net loss of $13.6 million, adjusted for non-cash charges of $50.2 million and net cash outflow of $13.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $23.7 million for stock-based compensation expense, $21.4 million for depreciation and amortization expense, and noncash lease expense on operating leases of $4.8 million. The net cash outflow from changes in operating assets and liabilities was primarily due to an $9.2 million increase in other assets related to employee sales commissions plan, a $4.2 million decrease in operating lease liabilities reflecting the timing of lease payments, a $3.2 million increase in accounts receivable driven by higher revenue from enterprise customers and the timing of billings and related collections, and $2.1 million increase in prepaid expenses and other current assets primarily due to the timing of prepayments, and $1.0 million decrease in deferred revenue due to revenue recognition outpacing timing of collections from our customers. These outflows were partially offset by $6.0 million increase in accounts payable, accrued expenses and other current liabilities primarily due to the timing of accruals and payments and the growth in our business.
For the nine months ended September 30, 2025, cash provided by operating activities was $14.2 million, which resulted from a net loss of $20.2 million, adjusted for non-cash charges of $42.9 million and net cash outflow of $8.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $20.1 million for stock-based compensation expense, $19.3 million for depreciation and amortization expense, and noncash lease expense on operating leases of $3.4 million. The net cash outflow from changes in operating assets and liabilities was primarily due to a $3.5 million decrease in operating lease liabilities reflecting the timing of lease payments, a $1.7 million increase in other assets related to our sales commissions plan, a $2.0 million increase in prepaid expenses and other current assets primarily due to higher unbilled revenue, and a $1.5 million increase in accounts receivable driven by higher revenue from enterprise customers and the timing of billings and related collections.

Investing Activities
Cash used in investing activities during the nine months ended September 30, 2026 was $31.2 million, resulting primarily from the following activity:
•Purchases of marketable securities of $38.7 million;
•Cash payments of $7.9 million related to the development of internal-use software for adding new features and enhanced functionality to our platform;
•Cash payments of $4.4 million related to capital expenditures in support of infrastructure deployments to support our growing business; and
•Proceeds of $19.7 million from the maturity of our marketable securities.
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
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $168.3 million, resulting primarily from the following activity:
•$201.3 million in proceeds from the issuance of the Notes;
•$7.2 million in proceeds from the exercise of employee stock options;
•$1.1 million in proceeds from our 2021 ESPP;
•$17.5 million in payments for the Capped Calls entered into in connection with the Notes;
•Principal payments on our finance lease agreements and lease financing obligations of $13.0 million related to hard drives and other infrastructure equipment used in our data center spaces;
•$6.5 million in payments for debt issuance costs;
•$2.6 million in payments on taxes for net share settlements of vested equity awards; and
•$1.4 million in payments related to repurchases of our Class A common stock.
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
•$1.2 million related to repurchases of our Class A common stock;
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
Interest Rate Risk
Our exposure to interest rate risk primarily relates to our finance lease arrangements and lease financing obligations for obtaining hard drives and related equipment for our data center operations, which may be impacted by interest rate changes for any future agreements we enter into. We also earn interest income generated by cash, cash equivalents and marketable securities. As of September 30, 2026, we had cash and cash equivalents and marketable securities balances of $189.0 million and $41.2 million, respectively. Interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. As such, we generally do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We intend to hold all investments to their respective maturities.
In addition, borrowings under our Revolving Credit Facility bear interest at variable rates, at our discretion, equal to either (a) the average Secured Overnight Financing Rate plus 3.25% or (b) a base rate, as defined in the credit agreement, plus 2.25%. Accordingly, our future interest expense will fluctuate with changes in market interest rates. No borrowings were outstanding under the Revolving Credit Facility as of September 30, 2026.

In August 2026, we issued $201.3 million aggregate principal amount of 0.00% convertible senior notes due in 2031 (the “Notes”). The Notes do not have regularly scheduled interest payments; therefore, we do not have economic interest rate exposure on the Notes. We carry the Notes at their principal amount, net of unamortized debt issuance costs, on our condensed consolidated balance sheets. Generally, the fair market value of the Notes will increase as interest rates decline and decrease as interest rates rise. In addition, the fair market value of the Notes fluctuates when the market price of our Class A common stock fluctuates. Changes in our stock price may also affect the likelihood of conversion and the amount of cash or shares deliverable upon conversion of the Notes, which may be partially offset by our capped call transactions.
Inflation Risk
The current inflationary and interest rate environment has increased and will continue to increase our operating costs and our interest expense. Heightened demand for infrastructure supporting AI and other compute-intensive workloads has contributed to higher data center equipment prices, while supply chain disruptions may further increase the costs of hard drives, semiconductors and other infrastructure equipment. Changes in tariffs and other trade measures and geopolitical conflicts, including those in Ukraine and the Middle East, may also increase our direct costs and the costs of our partners and vendors, including through higher energy costs, service fees, hardware prices and logistical expenses. We continue to monitor the effects of inflation and seek to mitigate them by focusing on upmarket revenue growth, productivity improvements, and cost reductions. However, we may not be able to sufficiently offset our increased costs through these measures, for competitive reasons or because of other factors influencing our operations. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Foreign Currency Exchange Rate Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries are the U.S. dollar. Our revenue and operating expenses are generally denominated in U.S. dollars and are not subject to foreign currency exchange rate risk. Our exposure to foreign currency exchange rate risk relates to our data center operating leases and to certain finance lease purchase option obligations that are denominated in foreign currencies, including the British pound, Canadian dollar, and Euro. Fluctuations in exchange rates result in remeasurement gains or losses and affect the U.S. dollar value of these lease liabilities. As we expand our international operations and enter into additional foreign currency-denominated lease arrangements, our exposure to exchange rate fluctuations may increase. We do not currently use derivative instruments to hedge foreign currency risk.
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
As of September 30, 2026, we carried out an evaluation, as required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, results of operations, and the market price of our Class A common stock. Significant new and materially modified risk factors marked with an asterisk (*) below include a change from or an update to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 10, 2026.
Risk Factors Summary
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. Importantly, this summary does not address all of the risks that we face. Our ability to execute our business strategy is subject to numerous risks, as more fully described in the section titled “Risk Factors” immediately following this summary. These risks include, among others:

•	We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.*

•	The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.

•	Any significant disruption to our service, or loss or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.

•	If we are unable to maintain our brand and reputation, our business, results of operations, and financial condition may be adversely affected.

•	If our information technology systems, including the data of our customers stored in our systems, are breached or subject to cybersecurity attacks, including through the AI-enabled exploitation of zero-day or unpatched vulnerabilities, our reputation and business may be harmed.*

•	If we are unable to attract and retain customers on a cost-effective basis, our revenue and operating results would be adversely affected.

•	If we are unable to provide successful enhancements, new features, and modifications to our cloud services, our business could be adversely affected.

•	Material defects or errors in our software could negatively impact our business, harm our reputation, result in significant costs to us, and negatively impact our ability to sell our cloud services.

•	We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.*

•	Our business depends, in part, on the success of our strategic relationships with third parties.

•	Although we have previously identified and remediated material weaknesses in our internal controls over financial reporting, we could experience material weaknesses in the future and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our Class A common stock.

•	We expect our business to become substantially dependent on a limited number of customers, and our business could be harmed if a large customer fails to perform, or does not renew or expand its relationship with us.*

•	Sales of a substantial number of shares of our Class A common stock in the public market could cause our share price to fall.*
Risks Related to Our Business and Our Industry
We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.*
We incurred net losses of $13.6 million and $20.2 million for the nine months ended September 30, 2026 and 2025, respectively. After more than 18 years of operations, we had an accumulated deficit of $235.2 million as of September 30, 2026. We cannot guarantee that net losses in future periods will be similar to those from prior periods. We intend to continue scaling our business to increase our customer base and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organization to sell our cloud services around the world and in our development organization to deliver additional features within and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our data center infrastructure and technical operations organization as we further scale our business. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results would be harmed.
The markets in which we operate are highly competitive, with relatively low barriers to entry for certain applications and services. Some of our competitors include cloud-based services such as those offered by Amazon.com, Inc. through Amazon Web Services, Alphabet Inc. through Google Cloud Platform, and Microsoft Corporation through Azure, and on-premises offerings such as those offered by EMC/Dell and NetApp. Many of our competitors and potential competitors are larger and have greater name and brand recognition; longer operating histories; larger budgets for the development, promotion and sale of their products or services; broader service offerings and capabilities; and significantly greater resources than we do. In addition, many of our competitors have established marketing and distribution relationships with channel partners, consultants, system integrators, and resellers. Our competitors may also be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, including offering multiple types of storage solutions with various price points, feature sets and performance levels. Competition may intensify in the future, particularly as we seek to move up-market, and may also include new market entrants, including storage offerings by some of our partners, customers or other third parties in the industry. Our competitors could offer their products or services at a lower price or in some combination with other services or applications that we do not offer, which could result in pricing pressures on our business. We have raised prices in the past, including price increases which took effect in the fourth quarter of 2023 and the second quarter of 2026. While we believe that these price increases resulted in increased revenue without a material negative impact on our business, any future price increases by us, or reductions in prices by our competitors, could have a material adverse effect on our business, including potential loss of customers who do not wish to renew their subscriptions at the higher prices, reduction in the number of new customers, or a decrease in the amount of data that existing (or new) customers store with us or subscriptions they purchase from us. Increased competition generally could result in reduced sales, increased customer churn, lower margins, losses, or the failure of our cloud services to achieve or maintain widespread market acceptance, any of which could harm our business.
Any significant disruption in our service, or loss or delay in availability of our customers’ data, could damage our reputation and harm our business and operating results.
Our brand, reputation, and ability to manage our systems; attract, retain, and serve our customers; and interface with our partners, are dependent upon the reliable performance of our platform, including our underlying technical infrastructure, as well as the systems and infrastructure of various third parties, including third-party hosted data centers that we use and internet access and infrastructure used by us and our customers and partners. Our customers rely on our platform to store and access their data, including financial records, business information, personal information, documents, media, and other important content. There are various reasons that our platform, or the systems that are used to access or support our platform, could experience a disruption in service, some of which are entirely outside of our control. For example, our facilities as well as the data centers that we use are subject to extreme weather events and natural disasters, such as earthquakes, hurricanes and tornados, storms, floods, fires and droughts, which may become more frequent and intense due to climate change. Our facilities and the data centers that we use are also vulnerable to damage or interruption from human error, intentional bad acts, war or other military conflict, terrorist attacks, cybersecurity attacks or the risk of potential cybersecurity attacks, power losses, hardware failures, systems failures, telecommunications failures, vendor consolidations, restructurings or bankruptcies, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. For example, one of the data centers we use had a cooling problem due to equipment failure in October 2025. While the issue was resolved without significantly impacting access to customer data, such events could occur in the future with adverse consequences. We also periodically refresh the hardware infrastructure underlying our Backblaze Storage Cloud platform to improve performance, scalability, and cost-efficiency. These refresh cycles involve operational complexity and capital investment, and any delays, cost overruns, integration issues, or unforeseen performance challenges could adversely affect service reliability, customer satisfaction, and our financial results. While we maintain incident response plans that include defined processes, roles, communications, responsibilities and procedures for responding to cybersecurity incidents and other events that impact our operations, and such plans are tested and evaluated on a regular basis, our disaster recovery planning cannot account for all eventualities, and even if we anticipate an incident, our disaster recovery plans may not be sufficient to timely and effectively address the issue. Moreover, our platform and technical infrastructure as well as the infrastructure of our data center partners may not be adequately designed or operate with sufficient reliability and redundancy to avoid delays or outages or other issues that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not perform as quickly as they expect, or if data is lost, users may not use our platform as often in the future, or at all.
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
In addition, because we offer our Computer Backup cloud service at a fixed price, the amount of data our customers back up affects our costs and gross margins. Subject to certain limitations, we also offer free egress for our B2 Cloud Storage customers. To the extent current or future customers back up unusually large amounts of data, use an excessive amount of egress or growth in the amount of data backed up per customer requires that we incur unexpected storage costs, our costs and gross margins and infrastructure could be adversely affected.
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
If we fail to effectively manage our workforce and operational needs, including through third-party employers of record, our business would be harmed.*
Our business requires that we continuously evaluate and align our workforce, operational capacity, and organizational structure with evolving strategic priorities and market conditions. From time to time, we have initiated measures to reduce headcount, implemented a hiring freeze, and took other actions to pursue greater cost efficiency and align strategic initiatives. While we believe these actions were necessary to position the company for long-term success, they involve inherent risks, including the loss of institutional knowledge, reduced capacity to execute on strategic initiatives, challenges in retaining key employees during periods of organizational uncertainty, and potential adverse effects on employee morale, productivity, and company culture.

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

Additionally, we engage some of our non U.S. employees through third-party employers of record (“EORs”). As a result of this method of engagement, we face certain challenges and risks that can affect our business, operations, and financial condition.

In the locations where we directly hire our employees, we must comply with the applicable local laws governing employees in those jurisdictions, including local employment and tax laws. In the locations where we utilize EORs, we contract with the EOR for it to serve as the legal employer, where the employees are employed by the EOR but provide services to us. In all locations where we utilize EORs, we rely on those EORs to comply with local employment laws and regulations.

In jurisdictions where we engage employees through an EOR, we may not be using the appropriate hiring model needed to be compliant with tax and employment laws in that jurisdiction. Additionally, the agreements executed between EORs and our employees may not be enforceable depending on local laws because of the indirect relationship created through this engagement model. There is a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of actual or alleged non-compliance with federal, state or foreign tax or employment laws, or if an EOR through which we engage employees fails to comply with local law. Accordingly, if our engagement of employees through EORs was successfully challenged as being non-compliant with tax or employment laws in a jurisdiction, or if a federal, state or foreign jurisdiction enacts legislation or adopts regulations that change the manner in which employees are classified or the permitted use of EOR arrangements, or makes an adverse determination with respect to some or all of our EOR arrangements, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping. Further, if it were determined that employees engaged through an EOR should be treated as our employees, we could incur additional liabilities under our applicable employee benefit plans. Furthermore, adverse action on litigation related to our model of engaging some employees through EORs, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. Such challenges or changes to our hiring model could materially adversely affect our business, financial condition and results of operations.
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
The competition for data center space, infrastructure and equipment has intensified significantly, particularly due to increased demand from AI and other compute-intensive workloads. As a result, available capacity in key markets is limited, and data center and other vendors have implemented, and may in the future implement, more stringent qualification and other requirements. These heightened requirements may favor larger, better-capitalized companies and could make it more difficult or costly for us to secure additional data center space or renew existing agreements on favorable terms. Adding data center capacity, whether at existing locations or new locations, requires significant lead time, capital investment, and coordination with third-party providers. Additionally, data center equipment pricing has exhibited significant recent inflation due to demand resulting from AI. As a result, our ability to scale infrastructure in line with the storage demands of our customers may be constrained, particularly during periods of accelerated data growth or supply chain disruption. In addition, many of our data center spaces are subject to multi-year leases. If our capacity needs are reduced, or if we decide to close a data center space, we may nonetheless be committed to perform our obligations under the applicable leases including, among other things, paying the base rent for the balance of the lease term and continuing to pay for any servers or other equipment. If we overestimate our data center capacity requirements, and therefore secure excess data center capacity and servers or other equipment, then our capital expenditures could be materially increased, and our operating margins could be materially reduced. To the extent we pursue any expansion of our data center footprint, our infrastructure and maintenance costs will increase. In addition, we will generally incur expenses in advance of receiving any increase in customers, revenue or other benefits. Any expansion outside of the United States will also increase the costs of compliance with local laws and regulations. As a result, we may not be able to recover the cost of those investments, which could materially adversely affect our business and results of operations. We may also be subject to risks and unanticipated increases in energy costs as a result of regulations intended to regulate carbon emissions and other pollutants, laws requiring enhanced energy efficiency measures, surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges. If we are unable to obtain sufficient data center capacity, or if we are forced to accept less favorable terms, our ability to scale, maintain service levels, or otherwise grow our business could be adversely affected. In addition to availability risks, the cost of data center space, equipment, and energy may fluctuate, and any significant increases could adversely affect our gross margins and operating results.

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

We expect our business to become substantially dependent on a limited number of customers, and our business could be harmed if a large customer fails to perform or does not renew or expand its relationship with us.*

We expect our business to become substantially dependent on a limited number of customers. For example, in June 2026, we entered into the CoreWeave Agreement. We anticipate that CoreWeave will become one of our largest customers over the term of the agreement. We expect that our results of operations will become more dependent on a limited number of customers, and on those customers’ businesses and financial conditions, than in the past. For instance, CoreWeave has substantial indebtedness and relies on capital markets to fund its growth, and recent market conditions have increased its cost of capital. If CoreWeave’s financial condition deteriorates, our revenue, cash flows and our ability to recover capacity investments made to serve it could be materially affected.

The amount of revenue we derive from those large customers will depend on our ability to provide the contracted services, minimum contractual commitments, deployment timing, and, where applicable, actual usage. Any disclosures we make about the total contract value for a large customer are estimates based on contractual commitments and anticipated deployment schedules as of the date the disclosure is made and is not a guarantee of the revenue we will ultimately recognize. If our largest customers do not grow their usage as expected, dispute or fail to pay amounts owed, are acquired, or terminate, decline to renew, or do not expand their relationships with us, our revenue, results of operations, and growth prospects could be materially and adversely affected, and the impact would be more pronounced than the loss of smaller customers.
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
We rely on the performance of key personnel, including our management and other key employees, and the loss of one or more of such personnel, or of a significant number of our employees, could harm our business.
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
To execute our business strategy, we must attract, develop, and retain highly qualified personnel, including personnel with the AI skills our strategy requires. Competition for executive officers, engineers and product leaders with AI expertise, software developers, sales personnel, operational personnel, and other key employees in our industry is intense across the geographies in which we operate and into which we are expanding.
In particular, we compete with many other companies for engineers and product leaders with AI expertise, whom we have hired and expect to continue to hire to support our AI focused product and go to market initiatives and our integration of AI into our development lifecycle, as well as for software developers with high levels of experience in designing, developing, and managing cloud-based software, as well as for skilled sales and operations professionals. As we apply AI across our business functions, we also depend on our ability to develop AI skills in our existing workforce through training and enablement and to adapt roles and responsibilities as AI changes how work is performed. If we are unable to hire personnel with AI skills or to develop those skills in our current employees at the pace our strategy requires, or if employees who have those skills leave, our ability to execute our strategy and realize anticipated efficiencies could be impaired.

In addition, we believe that the success of our business and corporate culture depends on employing a diverse workforce, and the competition for such personnel is significant. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. As we expand our operations internationally, we face additional competitive challenges in local labor markets where we may have less brand recognition, where compensation norms and employment regulations differ significantly from those in the United States, and where we may lack established recruiting infrastructure. In addition, in 2024, we implemented a new commission structure for our sales team and expect to adjust our commission structure at least annually. If our sales commission program does not effectively incentivize our sales team at appropriate compensation levels, we may not be successful in retaining or hiring qualified sales personnel, obtaining new customers, increasing sales to our existing customer base, or effectively managing compensation levels. We also rely from time to time on hiring employees from foreign countries, which may require compliance with local immigration and employment requirements and pose additional risks related to increased operations in foreign countries detailed elsewhere in these risk factors. In particular, the immigration process can be subject to frequent changes and limitations, and we may experience difficulty in obtaining visas permitting entry for some of our employees that are foreign nationals into the United States, and delays in obtaining visas permitting entry into other countries, which could negatively impact our ability to fully leverage our personnel. For example, a September 2025 presidential proclamation established a $100,000 payment requirement for certain new H-1B petitions, which was extended in September 2026. Enforcement of the requirement is currently blocked by court orders, and its ultimate status remains uncertain. Similarly, changes to immigration or work authorization frameworks in other jurisdictions where we operate could further limit our ability to deploy talent where it is needed. In addition, we may be unsuccessful at retaining our key employees, and it may take significant time for new employees to achieve full productivity, either of which would adversely impact our business, results of operations, and financial condition. If we fail to attract new personnel, including accomplished executive talent, or if we fail to retain and motivate our current personnel, our business would be harmed. In addition, if we are unable to hire new employees on a timely basis or reach productive levels in a short time frame, whether domestically or in our international locations, new growth initiatives and other projects may be delayed or otherwise disrupted, which could cause us to miss our performance goals and negatively impact our business.
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
In the nine months ended September 30, 2026, we derived approximately 28% of our revenue from customers outside of the United States and have customers in over 175 countries worldwide. In addition to a previously existing data center region based in Amsterdam, the Netherlands, we also opened a new data center region in Toronto, Canada and established a wholly owned subsidiary in Canada in January 2025. We expect to continue to expand our international operations, which may include the establishment of foreign subsidiaries, the opening and expansion of data center spaces, hiring employees, building out technical infrastructure, and opening offices in foreign jurisdictions. Any new markets or countries into which we attempt to market and sell our cloud services may not be receptive. For example, we may be unable to expand further in some markets if we are unable to satisfy various government- and region-specific requirements, and the increased costs of compliance with local laws and regulations or standards in other countries may further increase the costs and result in delays, and, as a result, we may not be able to recover the cost of these investments, which could materially adversely affect our business and results of operations. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges and complexities of deploying infrastructure internationally and supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, significant upfront and on-going investments and other resources. Growth in our international operations will subject us to new risks and may increase risks that we currently face, including risks associated with:
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
Expanding our international operations and complying with applicable laws and regulations may substantially increase our cost of doing business in international jurisdictions. For example, since September 2025, the EU Data Act has imposed new requirements on cloud service providers, including enhanced data portability, interoperability, customer switching rights and early termination rights, as well as restrictions on data transfer and access by non-EU authorities. Compliance with these obligations will require changes to customer contracts and internal processes, and could increase our operational costs. We may also be unable to keep current with changes in laws and regulations as they develop, and we or our employees, contractors, partners, and agents may fail to maintain compliance with applicable laws and regulations. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. We also have numerous international partners and suppliers that could result in a direct or indirect impact on our business based on the international risks described above. If we, or our partners and suppliers, are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.
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
Restrictive covenants under our credit facility may constrain our strategic and operational flexibility.*

On August 24, 2026, we amended our senior secured revolving credit agreement (the “Credit Agreement”) with Citizens Bank, N.A. (the “Lender”) to provide borrowing capacity of up to $50.0 million (the “Revolving Credit Facility”). While we believe the Revolving Credit Facility generally strengthens our overall financial position, the Credit Agreement imposes various affirmative and negative covenants, including financial covenants requiring us to maintain a specified fixed charge coverage ratio, specified minimum liquidity, and maximum total leverage ratios, as well as limitations on our ability to incur additional indebtedness, create liens on our assets, make certain investments, and take other corporate actions, including mergers and acquisitions, without prior approval from the Lender. As a result, our operating and financial flexibility may be materially restricted by these provisions. If we fail to comply with any covenant or other terms and conditions, the Lender may accelerate amounts outstanding under the facility, require mandatory prepayment or repayment, terminate access to additional borrowings, or foreclose on any or all of the Company’s assets secured or otherwise pledged as collateral under the Credit Agreement. These restrictions may limit our ability to respond effectively to changing market or economic conditions, pursue acquisitions, investments, or strategic transactions that we otherwise believe are value enhancing, return capital to stockholders via dividends, share repurchases or other distributions; or make capital expenditures or other internal reinvestments, including investing in product enhancements or scaling key infrastructure. Our ability to comply with these covenants, and to avoid defaults, may be adversely affected by changes in our liquidity position, profitability, working capital, or capital structure that arise due to factors outside of our control, including economic downturns, competitive pressures, or unexpected expense events. A default under the Credit Agreement could have a material adverse effect on our financial condition, results of operations, and cash flows.
We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.*
We may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets, our financial performance, including compliance with any applicable covenants, and other factors. For example, we often use leases to finance the equipment we use to provide our cloud-based services, and we have a Revolving Credit Facility with the Lender. On August 24, 2026, we issued $201.3 million of 0.00% convertible senior notes due in 2031 (the “Notes”). In addition, the stock market has recently experienced significant volatility, including with respect to technology stocks, due to high inflation, various economic headwinds and other factors. In the event of a failure of any financial institutions where we maintain deposits, we may lose timely access to our funds at such institutions and incur significant losses to the extent our funds exceed the $250,000 limit insured by the Federal Deposit Insurance Corporation. In addition, we use one or more commercial banks for our banking needs. While we and the banks we have used to date have not been directly affected by the failures of certain banks in 2023, the banking industry overall has experienced disruption, greater uncertainty, and tightened lending standards. This may result in reduced access to capital, increased costs of capital, and reduced opportunities to invest with investment grade securities, which could also lower investment yields and investment income. Any such impact could have a material adverse effect upon our liquidity and business. Our Revolving Credit Facility with the Lender is subject to, among other things, various financial and operating covenants that place limits on our ability to incur indebtedness with the Lender and other financial institutions, and create liens on our property and assets. We cannot guarantee that additional financing will be available to us on commercially reasonable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked, or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us on a timely basis, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.
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

Risks Related to Reliance on Infrastructure and Third Parties

We rely on third-party vendors and suppliers, including data center and hard drive providers, which may have limited sources of supply, and this reliance exposes us to potential supply and service disruptions that could harm our business.*

We depend on a limited number of third-party data centers and other providers to safely house our equipment and provide sufficient power, bandwidth, and other infrastructure needs to support our operations and cloud services. To support our anticipated growth and as we develop and implement new product features we may require more computing infrastructure, which may include the establishment and expansion of data center spaces. The risks we face in connection with the establishment and expansion of data center spaces include:

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

We also rely on key components for our platform, including hard drives and semiconductors, which come from limited sources of supply. Any decrease in hard drive availability could negatively impact our operations. Various events, including without limitation, periodic semiconductor industry shortages, a pandemic, or fluctuating demands in AI, could impact our ability to source components in a timely and cost-effective manner from third-party suppliers. From time to time, we may also seek to mitigate the impact of potential supply chain disruptions by acquiring additional hard drives and related infrastructure, which can result in a higher balance of capital equipment and related lease liability, an increase in cash used in financing activities from principal payments, as well as a higher ongoing interest and depreciation expense related to any additional lease agreements. Current or future supply chain interruptions could be triggered or exacerbated by global political tensions, such as the imposition, or threat of potential imposition, of tariffs or other trade restrictions, hostilities or tensions such as the ongoing conflicts in Ukraine and the Middle East, and conflicts between China and Taiwan, particularly if those tensions escalate into an armed conflict or directly or indirectly involve other countries, which may include the implementation of trade barriers, including boycotts or the use of economic sanctions and export control restrictions, any of which could negatively impact our ability to acquire hard drives and semiconductors. In addition, our business could be harmed in the event of any industry consolidations, acquisitions, other restructuring events or bankruptcies. For example, in September 2023, Toshiba Corp., one of our hard drive suppliers, announced the completion of a buy-out by various private equity firms and others. Also, in February 2025, Western Digital Corporation (WDC), at the time one of our hard drive suppliers, completed a strategic corporate separation, and effectively split into two independent, publicly traded entities. WDC formed Sandisk Corporation, a standalone flash memory and SSD business spin-off, while WDC retained its hard disk drive core business segments. One of our data center vendors also went through bankruptcy proceedings in 2022. Although none of these prior examples resulted in any material impact to our business, such industry consolidations, acquisitions or other restructuring events of third-party vendors or partners could result in disruptions to our operations, and access to customer data may become unavailable or customer data could be lost, and it may take a significant period of time to achieve full resumption of our cloud services. Any shortage of key components, including hard drives, could materially and adversely affect our ability to provide our cloud services, as well as negatively impact our financial results by increasing our costs, lease liabilities, interest and depreciation expenses, and inventory levels. Shortages or pricing fluctuations could be material in the future. In the event of a shortage, supply interruption, material pricing change or other significant events involving one of our suppliers, we may be unable to develop alternate sources in a timely manner or at all. Developing alternate sources of supply for these infrastructure needs and transitioning our customers’ data from one provider to another may result in loss of availability of our services for a period of time, be time-consuming, costly, difficult, and increase the risk of damage and loss. We may also be unable to source them on terms that are acceptable to us, or at all, which may undermine our ability to operate or scale our platform and harm our business.
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

We rely on third-party systems for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.*

We rely on third-party software to provide many essential financial, enterprise resource planning and operational services to support our business, including Stripe, HubSpot, NetSuite, Salesforce, FireHydrant, and Zendesk. We depend upon such third-party vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to manage our operations, disrupt the delivery of our cloud services to customers, and affect other areas of our business such as our ability to timely provide required financial reporting. In addition, we periodically implement new third party systems, features, and software releases. The implementation of new systems, features or releases may be complex and could introduce undetected errors, bugs, compatibility issues or other integration issues. These issues could lead to service outages, data loss, security vulnerabilities, or other disruptions that negatively impact our customers and business operations. If we fail to successfully manage risks associated with third-party dependencies, our business, financial condition, and results of operations could be materially and adversely affected.
We are an emerging growth company, which provides, among other things, reduced disclosure requirements, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our Class A common stock less attractive to investors.

As of September 30, 2026, we continued to qualify as an “emerging growth company,” as defined in the securities law. For as long as we continue to be an emerging growth company, we have taken, and may continue to take, advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced certain financial disclosure requirements and exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. By taking advantage of some or all of the reduced disclosure requirements available to emerging growth companies, investors may find our Class A common stock less attractive, which may result in a less active trading market for our Class A common stock and greater stock price volatility.

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

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting are documented, designed, or operating. Any failure to maintain effective disclosure controls and internal controls over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, we are currently exempt from the requirement for an independent registered public accounting firm to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting under Section 404 until our Annual Report on Form 10-K for the fiscal year ending December 31, 2026. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.

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

We are in the early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

We generally recognize revenue under our subscription agreements related to data backup services ratably over the terms of their subscription agreements, a majority of which are one or two-year agreements. Accordingly, the corresponding revenue we report in each quarter from such arrangements is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may only be partially reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our cloud services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. This subscription model also makes it difficult for us to rapidly increase our revenue through additional subscription sales in any period as part of new growth initiatives or otherwise, as revenue from new customers must be recognized over the applicable subscription term.
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

Risks Related to Ownership of Our Class A Common Stock

Sales of a substantial number of shares of our Class A common stock in the public market could cause our share price to fall.*

In connection with the CoreWeave Agreement, we issued warrants to purchase up to 4,194,876 shares of our Class A common stock at an exercise price of $7.60 per share, representing approximately 6.6% of our outstanding Class A common stock as of September 30, 2026. To the extent these warrants vest and are exercised, our existing stockholders will experience dilution, and because the warrants may be exercised on a cashless (net-share-settled) basis we may not receive any cash proceeds upon exercise. We have registered the resale of the underlying shares, and, as a result, those shares will generally be freely tradable. Additionally, we may issue shares of our Class A common stock in connection with conversions of the Notes. The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. In addition, our daily trading volume may be limited and significantly less than the amount of shares available for sale. In the event that the number of our Class A common stock shares offered for sale on any given day exceeds the existing demand for our shares, it may cause our stock price to fall.

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

The Capped Calls may affect the value of our Class A common stock.*

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions (each, an “Option Counterparty,” and, together, the “Option Counterparties.”) The Capped Calls are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. We have been advised that, in connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates were expected to enter into various derivative transactions with respect to our Class A common stock and/or purchase shares of our Class A common stock concurrently with or shortly after the pricing of the Notes. This activity could have increased (or reduced the size of any decrease in) the market price of our Class A common stock at that time. In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes. This activity could also cause or moderate an increase or a decrease in the market price of our Class A common stock.

In addition, if any such Capped Calls fail to become effective, the Option Counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the Capped Calls described above may have on the price of our Class A common stock. In addition, we do not make any representation that the Option Counterparties or their respective affiliates will not discontinue these transactions without notice. If we issue additional convertible notes in future periods we may enter into additional capped call transactions that may affect our Class A common stock in a similar manner as the Capped Calls related to the Notes.

We are subject to counterparty risk with respect to the Capped Call Transactions, and the Capped Call Transactions may not operate as planned.*

The Option Counterparties are financial institutions, and we will be subject to the risk that they might default under the Capped Calls. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transaction with that Option Counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Class A common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any Option Counterparty.

In addition, the Capped Calls are complex, and they may not operate as planned. For example, the terms of the Capped Calls may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Calls.

The conditional conversion feature of our Notes, if triggered, may adversely affect our financial condition and operating results.*

In the event the conditional conversion feature of the Notes is triggered, holders may convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect (or are deemed to have elected) to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability (rather than long term liability), which would result in a material reduction of our net working capital.

Anti-takeover provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.*
Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board. Among other things, our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws include provisions:

•creating a classified Board whose members serve staggered three-year terms;
•authorizing “blank check” preferred stock, which could be issued by the Board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our Class A common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•limiting the ability of our stockholders to call and bring business before special meetings;

•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to the Board; and
•controlling the procedures for the conduct and scheduling of the Board and stockholder meetings.

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

As a public company, and particularly after we cease to be an “emerging growth company”, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2025, the Board approved a share repurchase program authorizing us to repurchase up to $10.0 million of our Class A common stock through August 1, 2026. The program was intended to offset dilution resulting from stock-based compensation. Repurchases were funded from the proceeds of employee stock option exercises and from employee contributions under the 2021 ESPP. The program terminated in accordance with its terms on August 1, 2026, at which time approximately $6.6 million remained unused under the authorization. There were no repurchases during the three months ended September 30, 2026.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, the individuals listed below adopted, modified, or terminated trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On September 11, 2026, Marc Suidan, our Chief Financial Officer (“CFO”), entered into a trading plan that provides for the sale of an aggregate of up to 144,456 shares of our Class A common stock. Trades may commence as early as March 8, 2027. The plan will terminate on November 23, 2027, subject to early termination for certain specified events set forth in the plan.
On September 15, 2026, Gleb Budman, our Chief Executive Officer (“CEO”), Director and Chairman of the Board, entered into a trading plan that provides for the sale of an aggregate of up to 500,000 shares of our Class A common stock. Trades may commence as early as March 8, 2027. The plan will terminate on November 26, 2027, subject to early termination for certain specified events set forth in the plan.
On September 15, 2026, Barbara Nelson, a Director, entered into a trading plan that provides for the sale of 6,757 shares of our Class A common stock. Trades may commence as early as the first trading date after our 2027 Annual Meeting of Stockholders. The plan will terminate on June 7, 2027, subject to early termination for certain specified events set forth in the plan.
Effective August 15, 2025, the Company adopted stock ownership guidelines (the "Guidelines") to align the interests of our executives with those of our stockholders. Minimum ownership requirements include: (i) five times their annual cash retainer in connection with their Board and committee service; (ii) five times the annual base salary for the CEO; (iii) three times the annual base salary for the CFO; and (iv) one times the annual base salary for all executives directly reporting to the CEO. Each executive has five years from the effective date of the Guidelines or their date of appointment to achieve the applicable ownership requirement. Assuming all planned sales are completed under the respective plan, Messrs. Budman and Suidan, and Ms. Nelson will continue to meet the Company’s Guidelines and their stake in the Company will remain significant.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of August 24, 2026, between Backblaze, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-41026	4.1	8/24/2026
4.2	Form of 0.00% Convertible Senior Note due 2031 (included as Exhibit A to Exhibit 4.1).	8-K	001-41026	4.2	8/24/2026
10.1	Fourth Amendment to Credit Agreement, dated as of August 18, 2026, between Backblaze, Inc. and Citizens Bank, N.A.	8-K	001-41026	10.2	8/24/2026
10.2	Fifth Amendment to Credit Agreement, dated as of August 24, 2026, between Backblaze, Inc. and Citizens Bank, N.A.	8-K	001-41026	10.3	8/24/2026
10.3	Form of Capped Call Confirmation.	8-K	001-41026	10.1	8/24/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: November 2, 2026

Backblaze, Inc.

/s/ Gleb Budman
Gleb Budman
Chief Executive Officer and Chairperson
(Principal Executive Officer)

/s/ Marc Suidan
Marc Suidan
Chief Financial Officer
(Principal Financial and Accounting Officer)